Form 10-Q
period 1995-09-30
CNL INCOME FUND IV LTD
filed 1995-11-14
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                               -----------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number

                                     0-17549
                             ----------------------


                            CNL Income Fund IV, Ltd.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                              59-2854435
       ----------------------------        -------------------------------
       (State or other jurisdiction               (I.R.S. Employer
       of incorporation or organiza-              Identification No.)
       tion)


       400 E. South Street, #500
       Orlando, Florida                                  32801
       ----------------------------        -------------------------------
       (Address of principal                           (Zip Code)
       executive offices)


       Registrant's telephone number
       (including area code)                        (407) 422-1574
                                           -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------      ---------



                                    CONTENTS
                                    --------

Part I                                                            Page
                                                                  ----
  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4-5

    Notes to Condensed Financial Statements                       6-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-12


Part II

  Other Information                                               13


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                               September 30,     December 31,
               ASSETS                              1995              1994
                                               -------------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $3,008,870
  and $2,666,857                                $19,428,149      $19,769,836
Net investment in direct
  financing leases                                1,341,729        1,362,368
Investment in joint ventures                      2,390,555        2,399,912
Cash and cash equivalents                           557,377          579,574
Receivables, less allowance for
  doubtful accounts of $60,597
  and $44,844                                       161,320          188,321
Prepaid expenses                                      9,874            7,986
Lease costs, less accumulated
  amortization of $12,443 and
  $9,897                                             11,501            8,233
Accrued rental income                               299,170          281,949
                                                -----------      -----------

                                                $24,199,675      $24,598,179
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    12,261      $     8,703
Accrued and escrowed real estate
  taxes payable                                      42,632           26,745
Distributions payable                               690,000          690,000
Due to related parties                               30,980            1,175
Rents paid in advance and deposits                   27,501           33,731
                                                -----------      -----------
    Total liabilities                               803,374          760,354

Commitment (Note 2)

Partners' capital                                23,396,301       23,837,825
                                                -----------      -----------

                                                $24,199,675      $24,598,179
                                                ===========      ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                 Quarter Ended           Nine Months Ended
                                 September 30,             September 30,
                                1995       1994          1995         1994
                              --------   --------     ----------   ----------
Revenues:
  Rental income from
    operating leases          $593,945   $549,456     $1,781,836   $1,755,008
  Earned income from
    direct financing
    leases                      34,168     34,855        103,035      105,044
  Contingent rental
    income                      22,126     30,539         66,191       60,504
  Interest and other
    income                       1,795      9,097         16,219       22,890
                              --------   --------     ----------   ----------
                               652,034    623,947      1,967,281    1,943,446
                              --------   --------     ----------   ----------

Expenses:
  General operating and
    administrative              36,704     25,250         97,231       95,804
  Professional services          4,827      7,718         21,240       24,390
  Bad debt expense              13,209         -          13,209        2,128
  Real estate taxes             11,100     13,909         26,190       18,822
  State taxes                      529         25         19,535       16,210
  Depreciation and amorti-
    zation                     114,854    114,873        344,559      348,953
                              --------   --------     ----------   ----------
                               181,223    161,775        521,964      506,307
                              --------   --------     ----------   ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Gain on
  Sale of Land and
  Building                     470,811    462,172      1,445,317    1,437,139

Equity in Earnings of
  Joint Ventures                63,403     60,314        183,159      180,485

Gain on Sale of Land and
  Building                          -          -              -       128,592
                              --------   --------     ----------   ----------

Net Income                    $534,214   $522,486     $1,628,476   $1,746,216
                              ========   ========     ==========   ==========

Allocation of Net Income:
  General partners            $  5,342   $  5,225     $   16,285   $   17,462
  Limited partners             528,872    517,261      1,612,191    1,728,754
                              --------   --------     ----------   ----------

                              $534,214   $522,486     $1,628,476   $1,746,216
                              ========   ========     ==========   ==========

Net Income Per Limited
  Partner Unit                $   8.81   $   8.62     $    26.87   $    28.81
                              ========   ========     ==========   ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                   60,000     60,000         60,000       60,000
                              ========   ========     ==========   ==========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1995                1994
                                           -----------------     ------------
General partners:
  Beginning balance                          $   380,548         $   358,041
  Net income                                      16,285              22,507
                                             -----------         -----------
                                                 396,833             380,548
                                             -----------         -----------


Limited partners:
  Beginning balance                           23,457,277          23,929,260
  Net income                                   1,612,191           2,288,017
  Distributions                               (2,070,000)         (2,760,000)
                                             -----------         -----------
                                              22,999,468          23,457,277
                                             -----------         -----------

Total partners' capital                      $23,396,301         $23,837,825
                                             ===========         ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                      1995           1994
                                                  -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 2,052,406     $ 1,857,324
                                                  -----------     -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                                     -          712,000
        Additions to land and
          buildings on operating
          leases                                       (1,628)       (174,336)
        Payment of lease costs                         (1,800)           (360)
                                                  -----------     -----------
            Net cash provided by
              (used in) investing
              activities                               (3,428)        537,304
                                                  -----------     -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acquisition
          costs paid by related party
          on behalf of the Partnership                 (1,175)             -
        Distributions to limited
          partners                                 (2,070,000)     (2,070,000)
                                                  -----------     -----------
            Net cash used in financing
              activities                           (2,071,175)     (2,070,000)
                                                  -----------     -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    (22,197)        324,628

Cash and Cash Equivalents at Beginning
  of Period                                           579,574         621,040
                                                  -----------     -----------

Cash and Cash Equivalents at End of
  Period                                          $   557,377     $   945,668
                                                  ===========     ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Net investment in direct financing
      lease reclassified to building
      on operating lease as a result
      of lease amendment                          $        -      $   334,665
                                                  ===========     ===========

    Lease costs incurred and unpaid
      at end of period                            $     4,014     $        -
                                                  ===========     ===========

    Distributions declared and unpaid
      at end of period                            $   690,000     $   690,000
                                                  ===========     ===========

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1994.

      Certain items in the prior year's financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership plans to adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Partnership's financial position or results of operations.

2.    Commitment:
      ----------

      In June 1995, the Partnership received notice from the tenant of its property in Hastings, Michigan, that it intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of October 31, 1995, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

3.    Subsequent Event:
      ----------------

      Effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in the management agreement with the Partnership to an affiliate of the general partners, CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement remain unchanged.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1995, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,052,406 and $1,857,324 for the nine months ended September 30, 1995 and 1994, respectively. The increase in cash from operations for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily a result of changes in the Partnership's working capital.

      In April 1994, the Partnership sold its Property in York, Pennsylvania, for $712,000, resulting in a gain of $128,592 for financial reporting purposes. As of September 30, 1994, the Partnership had reinvested $174,336 of the net sales proceeds from the sale of its Property in York, Pennsylvania, in land of a Checkers Property in Miami, Florida. In addition, in December 1994, the Partnership reinvested an additional $362,981 of the net sales proceeds in land of a Checkers Property in Douglasville, Georgia. This Property consists solely of land, with the tenant owning the building currently on the land and having the right, if not in default under the lease, to remove the building from the land at the end of the lease term.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1995, the Partnership had $557,377 invested in such short-term investments as compared to $579,574 at December 31, 1994. The funds remaining at September 30, 1995, will be used towards the payment of distributions and other liabilities.

      Receivables at September 30, 1995 and December 31, 1994, include $109,222 and $104,931, respectively, of gross amounts due from the former tenant of the Property in Maywood, Illinois, pursuant to a promissory note, including gross accrued interest of $8,457 and $2,519, respectively. As of September 30, 1995, the tenant was eleven months past due with payments under the note. As a result, during the quarter ended September 30, 1995, the Partnership established an allowance for doubtful accounts of $20,000 for amounts previously recorded as income relating to the promissory note. The Partnership will continue to pursue collection of these amounts and will recognize such amounts reserved as income if collected.

      Total liabilities of the Partnership, including distributions payable, increased to $803,374 at September 30, 1995, from $760,354 at December 31, 1994, primarily as a result of an increase in amounts payable to related parties, and an increase in accrued and escrowed real estate taxes payable during the nine months ended September 30, 1995, as discussed in "Results of Operations" below. Total liabilities at September 30, 1995, to the extent they exceed cash and cash equivalents at September 30, 1995, will be paid from future cash from operations, payments collected on the promissory note discussed above or, in the event the general partners elect to make additional contributions, from future general partner contributions.

      In June 1995, the Partnership received notice from the tenant of its Property in Hastings, Michigan, that it intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of October 31, 1995, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property. This transaction, if it occurs, is not expected to adversely affect the Partnership's operations in 1995 and future years. Any proceeds received from the sale of this Property will be reinvested in additional Properties, distributed to the limited partners or used for other Partnership purposes.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,070,000 for each of the nine months ended September 30, 1995 and 1994 ($690,000 for each of the quarters ended September 30, 1995 and 1994). This represents distributions for each applicable nine months of $34.50 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
---------------------

      During the nine months ended September 30, 1995 and 1994, the Partnership owned and leased 36 wholly owned Properties (including one Property in York, Pennsylvania, which was sold in April 1994) to operators generally of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $1,884,871 and $1,860,052, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $628,113 and $584,311 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. Rental and earned income increased approximately $11,400 and $43,600 during the quarter and nine months ended September 30, 1995, respectively, as compared to the quarter and nine months ended September 30, 1994, as a result of the rental revenue received from two Checkers Properties located in Miami, Florida, and Douglasville, Georgia, which were acquired in June and December 1994, respectively, with the proceeds from the sale of the Property in York, Pennsylvania, in April 1994.

      During September 1994, the tenant of the Property in Leesburg, Florida, ceased operations of the restaurant business located at the Property and the payment of rental income. As a result of the tenant default, during the quarter ended September 30, 1994, the Partnership reversed approximately $31,600 in rental amounts relating to future scheduled rent increases under the terms of the lease for the Property that it had recorded in prior periods and established an allowance for doubtful accounts for past due rental amounts of approximately $24,000. In addition, as a result of the tenant's default, rental revenues during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, decreased approximately $71,400. Currently, the Partnership is pursuing the collection of past due rents and is seeking a replacement tenant for this Property.

      During the nine months ended September 30, 1995 and 1994, the Partnership also earned $66,191 and $60,504, respectively, in contingent rental income, $22,126 and $30,539 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The increase in contingent rental income during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily attributable to increases in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

      For the nine months ended September 30, 1995 and 1994, the Partnership also owned and leased five Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $183,159 and $180,485, respectively, attributable to net income earned by these joint ventures, $63,403 and $60,314 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. Net income earned by these joint ventures increased approximately $3,300 during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, primarily as a result of the receipt by Titusville Joint Venture of bankruptcy proceeds relating to the former tenant. These amounts had previously been written off; therefore, they were recorded as income by Titusville Joint Venture during the quarter and nine months ended September 30, 1995.

      During the nine months ended September 30, 1995, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures in which the Partnership is a co-venturer). Shoney's, Inc. is the lessee under leases relating to six restaurants and Tampa Foods, L.P. is the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P. each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $521,964 and $506,307 for the nine months ended September 30, 1995 and 1994, respectively, of which $181,223 and $161,775 were incurred for the quarters ended September 30, 1995 and 1994, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is primarily attributable to the Partnership establishing an allowance for doubtful accounts of $13,209 for certain past due amounts relating to the promissory note due from the former tenant of the Property in Maywood, Illinois. The Partnership is continuing to pursue collection of these amounts and will record such amounts as income if collected.

      Operating expenses during the quarter and nine months ended September 30, 1995, also increased as a result of an increase in (i) accounting and administrative expenses and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The increase in operating expenses during the nine months ended September 30, 1995, was partially offset by a decrease due to the Partnership's accrual of interest on prior years' real estate taxes relating to the Property in Maywood, Illinois, during the nine months ended September 30, 1994, as a result of the fact that the former tenant defaulted under the terms of the lease. In addition, operating expenses decreased as a result of a decrease in depreciation and amortization expense during the nine months ended September 30, 1995, as a result of the sale of the Property in York, Pennsylvania, in April 1994.

      Operating expenses during the nine months ended September 30, 1995 and 1994, remained at higher levels due to the fact that the Partnership recorded $26,190 and $18,822, respectively, in real estate tax expense, of which $11,000 and $13,909 was recorded during the quarters ended September 30, 1995 and 1994, respectively. A portion of this expense relates to one of the two leases for the Property in Maywood, Illinois, under which the Partnership is responsible for the real estate taxes. However, the remainder relates to amounts accrued by the Partnership relating to the Property in Leesburg, Florida, as to which the tenant has defaulted under the terms of its lease. As described above, the Partnership is currently seeking a replacement tenant for the Property.

      In April 1994, the Partnership sold its Property in York, Pennsylvania, for $712,000, resulting in a gain of $128,592 for financial statement purposes for the nine months ended September 30, 1994. No such transaction occurred during the quarter and nine months ended September 30, 1995.



                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of November, 1995.

                              CNL INCOME FUND IV, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          President and Principal
                                          Executive Officer

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          Treasurer and Principal
                                          Financial Officer