Form 10-K405
period 1995-12-31
CNL INCOME FUND IV LTD
filed 1996-04-01
CIK 829739

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1995
                                    ---------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------     --------------

                        Commission file number  0-17549

                           CNL INCOME FUND IV, LTD.
            (Exact name of registrant as specified in its charter)

                 Florida                            59-2854435
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class:        Name of exchange on which registered:
                   None                           Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                    -----------    -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None





                                    PART  I


ITEM 1.  BUSINESS

      CNL Income Fund IV, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on November 18, 1987. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on May 6, 1988, the Partnership offered for sale up to $30,000,000 in limited partnership interests (the "Units") (60,000 Units at $500 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The offering terminated on December 30, 1988, as of which date the maximum offering proceeds of $30,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to meet other working capital needs of the Partnership. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan. As a result of the above transactions, as of December 31, 1995, the Partnership owned 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During January 1996, the Partnership reinvested the net sales proceeds from the sale of the Property in Hastings, Michigan, in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 15 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from five to 20 years (the average being 19 years), and expire between 1998 and 2014. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,100 to $135,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

      Generally, the leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      In September 1994, the tenant of the Property in Leesburg, Florida, ceased operations of the restaurant business located at the Property. Currently, the Partnership is not receiving rental payments for this Property and is seeking a replacement tenant.

      In January 1996, the Partnership reinvested the net sales proceeds from the sale of the Property in Hastings, Michigan, in a Property located in Clinton, North Carolina, with affiliates of the General Partners, as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

      During 1995, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L. P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures). As of December 31, 1995, Shoney's, Inc. was the lessee under leases relating to six restaurants and Tampa Foods, L. P. was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L. P. each will continue to contribute more than ten percent of the Partnership's total rental income in 1996 and subsequent years. In addition, three Restaurant Chains, Shoney's, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including the Partnership's share of the rental income from five Properties owned by joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

      As of December 31, 1992, the Partnership had entered into four separate joint venture arrangements, Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture and Auburn Joint Venture, to purchase and hold four Properties through such joint ventures. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

      On January 29, 1993, the Partnership entered into a joint venture arrangement, Kingsville Real Estate Joint Venture, with an affiliate which has the same general partners as the Partnership. The Partnership contributed the land and building of one of its Properties to the joint venture and the affiliate funded the costs of the renovation of the building in order to convert it from a Hardee's restaurant to a Denny's Restaurant. The renovation of the Property was completed in July 1993.

      Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

      Each joint venture has an initial term of approximately 20 to 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

      The Partnership shares management control of each joint venture equally with affiliates of the General Partners. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      Net cash flow from operations of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture and Kingsville Real Estate Joint Venture is distributed 51.0%, 26.6%, 57.0%, 96.1% and 68.87%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

      In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 53.13% interest in this Property.

Certain Management Services

      CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee equal to one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

      The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 40 Properties located in 14 states and the District of Columbia. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 14,000 to 99,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant, while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 1,700 to 6,300 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1995 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Tampa Foods, L.P. leases three Wendy's restaurants. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $104,900 (ranging from approximately $98,600 to $112,500).

      Shoney's, Inc. leases four Shoney's restaurants and two Captain D's restaurants. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $65,100 (ranging from approximately $41,000 to $81,300).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.





                                   PART  II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 29, 1996, there were 2,937 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfer of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1995 and 1994 other than pursuant to the Plan, net of commissions (which ranged from zero to 18.5%).

                                  1995 (1)                1994 (1)
                           ---------------------   ---------------------
                            High    Low  Average    High    Low  Average
                           ------  ----- -------   ------  ----- -------
      First Quarter          $475   $403    $465     $475   $352    $450
      Second Quarter          432    395     419      475    375     437
      Third Quarter           475    375     442      500    435     461
      Fourth Quarter          500    390     465      475    404     440

(1) A total of 553 and 592 Units were transferred other than pursuant to the Plan for the years ended December 31, 1995 and 1994, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For each of the years ended December 31, 1995 and 1994, the Partnership declared cash distributions of $2,760,000 to the Limited Partners. Distributions of $690,000 were declared at the close of each of the Partnership's calendar quarters during 1995 and 1994 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


ITEM 6.  SELECTED FINANCIAL DATA

                        1995        1994        1993        1992        1991
                     ----------- ----------- ----------- ----------- -----------

Year ended
 December 31:
    Revenues (1)     $ 2,871,572 $ 2,865,770 $ 2,933,727 $ 2,922,043 $ 2,837,501
    Net income (2)     2,210,339   2,310,524   2,263,745   2,291,842   2,148,208
    Cash distribu-
      tions declared   2,760,000   2,760,000   2,760,000   2,760,000   2,760,000
    Net income per
      Unit (2)             36.48       38.13       37.35       37.82       35.45
    Cash distribu-
      tions declared
      per Unit             46.00       46.00       46.00       46.00       46.00

At December 31:
    Total assets     $24,057,829 $24,598,179 $25,195,579 $24,954,682 $25,238,643
    Long-term
      obligations             -           -           -           -           -

    (1)     Revenues include equity in earnings of joint ventures.

    (2) Net income for the years ended December 31, 1995 and 1994, includes $128,547 and $128,592, respectively, from gains on sale of land and buildings.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1995, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1995, 1994 and 1993, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,670,393, $2,544,211 and $2,653,559 for the years ended December 31, 1995, 1994 and
1993, respectively. The increase in cash from operations during 1995, as compared to 1994, and the decrease during 1994, as compared to 1993, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

      Cash from operations during the years ended December 31, 1995, 1994 and 1993, was affected by the following. In October 1992, the Partnership accepted a promissory note from the former tenant of the Property in Maywood, Illinois, for $175,000 for amounts due relating to past due rents and real estate taxes and other expenses the Partnership has incurred as a result of the former tenant's having defaulted under the terms of the lease. The note is non-interest bearing and is payable in 36 monthly installments of $2,500 through September 1995, and thereafter in eight monthly installments of $10,000, with the balance due and payable on February 20, 1996. The Partnership discounted the note to a principal balance of $138,094 using an interest rate of ten percent. Receivables at December 31, 1994, included $104,931 of such amount, including accrued interest of $2,519. During 1995, the former tenant defaulted under the terms of the note. Because of the financial difficulties that the former tenant is currently experiencing, the Partnership has established an allowance for doubtful accounts for the full amount of unpaid principal and interest of $111,031 relating to this note; therefore, no amounts were included in receivables at December 31, 1995. The Partnership will continue to pursue collection of these amounts and will recognize such amounts reserved as income if collected.

      Other sources and uses of capital included the following during the years ended December 31, 1995, 1994 and 1993.

      During the year ended December 31, 1993, the Partnership incurred $34,011 in costs associated with the conversion of the restaurant located on the Property in Maywood, Illinois, into two separate facilities, one of which is a non-restaurant facility. In addition, the Partnership incurred $8,400 in lease costs associated with locating a new tenant for the Maywood Property. The renovation of the Property was completed during May 1993.

      In April 1994, the Partnership sold its Property in York, Pennsylvania, for $712,000, resulting in a gain of $128,592 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $611,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $100,600 in excess of its original purchase price. In June and December 1994, the Partnership reinvested $174,336 and $365,458, respectively, of the net sales proceeds in Properties in Miami, Florida, and Douglasville, Georgia, respectively. The tenant of these two Properties owns the buildings located on the Properties and the Partnership owns the land parcels. The remaining net sales proceeds were used to meet other working capital needs of the Partnership.

      In December 1995, the Partnership sold its Property in Hastings, Michigan, for $520,000 and received net sales proceeds of $518,650, resulting in a gain of $128,547 for financial reporting purposes. This Property was originally acquired by the Partnership in August 1988 and had a cost of approximately $419,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $99,100 in excess of its original purchase price. At December 31, 1995, the net sales proceeds were being held in an interest bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property or to return the funds to the Partnership. In January 1996, the Partnership reinvested the net sales proceeds, along with additional funds, in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the year ended December 31, 1993, the Partnership received $77,500 in capital contributions from the corporate General Partner which were used primarily for the payment of various expenses, including past due real estate taxes relating to the Property in Maywood, Illinois, as a result of the former tenant's default under the terms of its lease with the Partnership. No such contributions were received during the years ended December 31, 1995 and 1994.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1995, the Partnership had $485,864 invested in such short-term investments, as compared to $579,574 at December 31, 1994. The funds remaining at December 31, 1995, will be used for the payment of distributions and other liabilities.

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      During 1995, 1994 and 1993, affiliates of the General Partners, incurred on behalf of the Partnership $101,876, $95,935 and $200,046, respectively, for certain operating expenses. As of December 31, 1995, the Partnership owed $27,166 to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, decreased to $724,628 at December 31, 1995, from $725,448 at December 31, 1994. Total liabilities at December 31, 1995, to the extent they exceed cash and cash equivalents at December 31, 1995, will be paid from future cash from operations, from any proceeds received on the note due from the former tenant of the Maywood Property or, in the event the General Partners elect to make additional contributions, from future General Partner contributions.

      Based primarily on current and anticipated future cash from operations, and to a lesser extent additional capital contributions received from the General Partners and uninvested net sales proceeds from the sale of the Properties added to working capital, the Partnership declared distributions to the Limited Partners of $2,760,000 for each of the years ended December 31, 1995, 1994 and 1993. This represents distributions of $46 per Unit for each of the years ended December 31, 1995, 1994 and 1993. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, during 1995, the General Partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases for the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

Results of Operations

      During 1993, the Partnership owned and leased 36 wholly owned Properties (including one Property in Kingsville, Texas, which was contributed to Kingsville Real Estate Joint Venture in exchange for a 69.27% interest in the profits and losses of the joint venture, in January 1993), during 1994, the Partnership owned and leased 37 wholly owned Properties (including one Property in York, Pennsylvania, which was sold in April 1994) and during 1995, the Partnership owned and leased 36 wholly owned Properties (including one Property in Hastings, Michigan, which was sold in December 1995). In addition, during 1995, 1994 and 1993, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property. As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 40 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $18,100 to $135,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and
Item 2. Properties, respectively.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership earned $2,510,406, $2,480,031 and $2,601,217, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties described above. Rental income in 1995 and 1994, each as compared to the prior year, decreased approximately $2,800 and $38,100, respectively, as a result of the fact that the Partnership sold one Property in York, Pennsylvania, in April 1994, and one Property in Hastings, Michigan, in December 1995 and due to the fact that the Partnership deemed certain rent receivable amounts relating to the York Property uncollectible during 1994.
As described above in "Liquidity and Capital Resources," the Partnership reinvested the majority of the sales proceeds from the sale of the York Property in two Properties in Miami, Florida, and Douglasville, Georgia, in June and December 1994, respectively. As a result of the Partnership acquiring these Properties and entering into long-term, triple-net leases for each of the Properties, rental income during 1995 and 1994, each as compared to the prior year, increased approximately $52,000 and approximately $15,300, respectively.

      Rental income was also affected in 1994 due to the fact that in May and June 1993, the Partnership re-leased its Property in Maywood, Illinois, to two separate operators under two separate leases. Due to the fact that rental income for the year ended December 31, 1994, includes a full year of rental income from these two leases, as compared to a partial year in 1993, rental income increased approximately $17,500 in 1994.

      In addition, rental income during 1995 and 1994, was affected by the fact that in September 1994, the tenant of the Property in Leesburg, Florida, ceased operations of the restaurant business located at the Property and defaulted under the terms of its lease. As a result, rental income in 1995 and 1994, each as compared to the prior period, decreased approximately $70,000 and $51,000, respectively, including adjustments for amounts included in receivables for which the Partnership established an allowance for doubtful accounts in 1994. The original lease agreement provided for scheduled rent increases in minimum base rent during the term of the lease; therefore, in prior periods, the Partnership had recognized "accrued rental income" for the variance between (i) minimum base rental income recognized on a straight-line basis over the term of the lease so as to produce a constant periodic rent and
(ii) scheduled rents due under the lease. As a result of the tenant's default, in 1994, the Partnership reversed the cumulative amount of accrued rental income of $30,200 relating to this Property due to the fact that the Partnership does not anticipate receiving future scheduled rent increases. Currently, the Partnership is continuing to pursue the collection of amounts due under the lease agreement and the collection of past due rents, and is seeking a replacement tenant for this Property.

      Base rental and earned income also decreased approximately $28,200 during 1994, as compared to 1993, due to the fact that effective January 1994, the leases relating to the Properties in Dundee, Michigan, and Marion and Union Township, Ohio, were amended to provide for the payment of reduced annual rent with no scheduled rent increases. However, the lease amendments provide for lower percentage rent breakpoints, as compared to the original lease agreements, a change that is designed to result in higher annual percentage rent payments at any time that percentage rent becomes due. The General Partners anticipate that total rental payments under the amended leases will be equal to or greater than the original leases during the terms of the leases. As a result of the lease amendments, the building portion of the lease relating to the Property in Marion, Ohio, was reclassified from a direct financing lease to an operating lease.

      For the years ended December 31, 1995, 1994 and 1993, the Partnership earned $94,101, $105,416 and $70,198, respectively, in contingent rental income from the Partnership's wholly owned Properties. The decrease in contingent rental income in 1995, as compared to 1994, is primarily attributable to a decrease in gross sales for a certain restaurant Property whose lease requires the payment of contingent rental income. The increase in contingent rental income during 1994, as compared to 1993, was primarily attributable to the lower percentage rental breakpoints provided for in the lease amendments for the Properties in Dundee, Michigan, and Marion and Union Township, Ohio, as described above. In addition, contingent rental income increased in 1994 as a result of increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

      In addition, for the years ended December 31, 1995, 1994 and 1993, the Partnership earned $245,778, $247,197 and $235,457, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures in 1994, as compared to 1993, is primarily attributable to the fact that Kingsville Real Estate Joint Venture, a joint venture to which the Partnership contributed the land and building of its Property in Kingsville, Texas, as described in Item
1. Business - Joint Venture Arrangements, became operational in July 1993. The increase in the Partnership's share of net income earned by joint ventures in 1994, as compared to 1993, was partially offset by the fact that during 1993, Auburn Joint Venture accepted a promissory note from its tenant to reimburse the joint venture certain legal fees that the joint venture incurred in previous years. The joint venture had previously expensed such amounts; therefore, as a result of recovering these expenses, the joint venture recorded such amounts as other income during 1993.

      In January 1996, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Hastings, Michigan, in a Property in Clinton, North Carolina, with affiliates as tenants-in-common. In connection therewith, the Partnership and its affiliates will share the profits and losses of the Property in proportion to each co-venturer's interest. As such, the Partnership has a 53.13% interest in this Property. Therefore, the General Partners expect net income earned by joint ventures to increase in 1996 and subsequent years.

      During the year ended December 31, 1995, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures). As of December 31, 1995, Shoney's, Inc. was the lessee under leases relating to six restaurants and Tampa Foods L.P. was the lessee under leases relating to three restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P. each will continue to contribute more than ten percent of the Partnership's total rental income during 1996 and subsequent years. In addition, three Restaurant Chains, Shoney's, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including the Partnership's share of the rental income from five Properties owned by joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $789,780, $683,838 and $669,982 for the years ended December 31, 1995,
1994 and 1993, respectively. Operating expenses increased in 1995, as compared to 1994, primarily as a result of the fact that the Partnership's former tenant of the Property in Maywood, Illinois, defaulted under the terms of its promissory note with the Partnership, as described above in "Liquidity and Capital Resources," and the Partnership recorded a bad debt expense and established an allowance for doubtful accounts of $102,431. The Partnership is continuing to pursue collection of these amounts and will record such amounts as income if collected.

      In addition, as the result of the former tenant of the Maywood Property defaulting under the terms of its lease, during 1993, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance relating to this Property totalling approximately $34,000. Although the Partnership re-leased this Property to two new operators subject to two separate leases during 1993, the Partnership recorded approximately $34,000 in 1994, in additional costs relating to this Property for which the former tenant was responsible, including approximately $13,200 in interest relating to past due real estate taxes and $20,000 relating to prior years' real estate taxes paid by the Partnership that were deemed uncollectible and charged to real estate tax expense in 1994. However, the Partnership did recover $5,000 of this amount in 1995 and reduced real estate tax expense accordingly.

      In connection with one of the two new leases entered into during 1993 for the Property in Maywood, Illinois, the Partnership is responsible for the proportionate share of real estate taxes and insurance expense. In connection therewith, the Partnership incurred approximately $23,700, $18,400 and $5,800 for real estate taxes and insurance expense during 1995, 1994 and 1993, respectively. In addition, during 1995, the Partnership paid approximately $9,300 for real estate taxes that are the responsibility of the other tenant of the Maywood Property, due to a shortage of amounts collected from the tenant for the payment of their proportionate share of real estate taxes. The Partnership expensed this amount as real estate tax expense and established an allowance for doubtful accounts due to the uncertainty of the collection of such amount. The Partnership intends to pursue collection of this amount and will record such amount as income if collected.

      As a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease, the Partnership also incurred certain expenses, such as real estate taxes, insurance and maintenance, of approximately $10,700 and $12,400 relating to this Property during 1995 and 1994, respectively. The Partnership expects to continue to incur expenses for this Property until a replacement tenant is located. As described above, the Partnership is continuing to pursue collection of amounts due under the lease with the original tenant and will record any such amounts as income if collected. In addition, the Partnership is currently seeking a replacement tenant.

      Operating expenses during the year ended December 31, 1995, also increased as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." The increase in operating expenses in 1994, as compared to 1993, was partially offset by a decrease in administrative expenses associated with both the processing services provided for investors and a decrease in mailings to investors during 1994.

      Depreciation expense decreased during 1995 and 1994, each as compared to the prior period, approximately $4,400 and $9,200, respectively, as a result of the sale of the Property in York, Pennsylvania, in April 1994. In addition, depreciation expense increased approximately $13,300 during 1994, as compared to 1993, as a result of the reclassification of the building portion of the lease relating to the Property in Marion, Ohio, from a direct financing lease to an operating lease, as described above.

      As a result of the sale of the Property in Hastings, Michigan, in December 1995, and the Property in York, Pennsylvania, in April 1994, the Partnership recognized gains for financial reporting purposes of $128,547 and $128,592, respectively, for the years ended December 31, 1995 and 1994, respectively. No Properties were sold during the year ended December 31, 1993.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The General Partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

      The Partnership's leases as of December 31, 1995, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the operating margins of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                    Page
                                                                    ----

Report of Independent Accountants                                    13

Financial Statements:

  Balance Sheets                                                     14

  Statements of Income                                               15

  Statements of Partners' Capital                                    16

  Statements of Cash Flows                                           17

  Notes to Financial Statements                                      20






                       Report of Independent Accountants
                       ---------------------------------




To the Partners
CNL Income Fund IV, Ltd.


We have audited the financial statements and financial statement schedules of CNL Income Fund IV, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                     /s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 18, 1996





                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                         December 31,
                  ASSETS                            1995             1994
                  ------                         -----------      -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $18,944,694      $19,769,836
Net investment in direct
  financing leases                                 1,334,489        1,362,368
Investment in joint ventures                       2,374,684        2,399,912
Cash and cash equivalents                            485,864          579,574
Restricted cash                                      518,150               -
Receivables, less allowance for
  doubtful accounts of $166,866
  and $44,844                                         94,870          188,321
Prepaid expenses                                       9,733            7,986
Lease costs, less accumulated
  amortization of $13,291 and
  $9,897                                              10,653            8,233
Accrued rental income                                284,692          281,949
                                                 -----------      -----------

                                                 $24,057,829      $24,598,179
                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable                                 $    12,672      $     8,703
Accrued and escrowed real
  estate taxes payable                                21,956           26,745
Distributions payable                                690,000          690,000
Due to related parties                                27,166            1,175
Rents paid in advance and
  deposits                                            17,871           33,731
                                                 -----------      -----------
    Total liabilities                                769,665          760,354

Partners' capital                                 23,288,164       23,837,825
                                                 -----------      -----------

                                                 $24,057,829      $24,598,179
                                                 ===========      ===========


                See accompanying notes to financial statements.







                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                               Year Ended December 31,
                                           1995          1994         1993
                                        ----------    ----------   ----------

Revenues:
  Rental income from operating
    leases                              $2,373,386    $2,340,297   $2,420,936
  Earned income from direct
    financing leases                       137,020       139,734      180,281
  Contingent rental income                  94,101       105,416       70,198
  Interest and other income                 21,287        33,126       26,855
                                        ----------    ----------   ----------
                                         2,625,794     2,618,573    2,698,270
                                        ----------    ----------   ----------

Expenses:
  General operating and
    administrative                         140,374       125,768      143,429
  Professional services                     31,287        28,449       34,067
  Bad debt expense                         102,431         2,128           -
  Real estate taxes                         37,745        47,659       13,367
  State and other taxes                     19,006        16,029       18,926
  Depreciation and amortization            458,937       463,805      460,193
                                        ----------    ----------   ----------
                                           789,780       683,838      669,982
                                        ----------    ----------   ----------

Income Before Equity in Earnings
  of Joint Ventures and Gain on
  Sale of Land and Buildings             1,836,014     1,934,735    2,028,288

Equity in Earnings of Joint
  Ventures                                 245,778       247,197      235,457

Gain on Sale of Land and Buildings         128,547       128,592           -
                                        ----------    ----------   ----------

Net Income                              $2,210,339    $2,310,524   $2,263,745
                                        ==========    ==========   ==========

Allocation of Net Income:
  General partners                      $   21,590    $   22,507   $   22,637
  Limited partners                       2,188,749     2,288,017    2,241,108
                                        ----------    ----------   ----------

                                        $2,210,339    $2,310,524   $2,263,745
                                        ==========    ==========   ==========

Net Income Per Limited Partner
  Unit                                  $    36.48    $    38.13   $    37.35
                                        ==========    ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                               60,000        60,000       60,000
                                        ==========    ==========   ==========



                See accompanying notes to financial statements.







                                          CNL INCOME FUND IV, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL
                                       -------------------------------

                                Years Ended December 31, 1995, 1994 and 1993


                              General Partners              Limited Partners
                            -------------------   -----------------------------------------------------
                                       Accumu-                                    Accumu-
                            Contri-     lated       Contri-         Distri-        lated      Syndication
                            butions    Earnings     butions         butions       Earnings       Costs         Total
                            --------   --------   -----------    ------------   -----------   -----------   -----------
Balance, December 31, 1992  $164,004   $ 93,900   $30,000,000    $(11,407,963)  $ 9,296,115   $(3,440,000)  $24,706,056

  Contributions from
    general partner           77,500         -             -               -             -             -         77,500
  Distributions to limited
    partners ($46 per
    limited partner unit)         -          -             -       (2,760,000)           -             -     (2,760,000)
  Net income                      -      22,637            -               -      2,241,108            -      2,263,745
                            --------   --------   -----------    ------------   -----------   -----------   -----------

Balance, December 31, 1993   241,504    116,537    30,000,000     (14,167,963)   11,537,223    (3,440,000)   24,287,301

  Distributions to limited
    partners ($46 per
    limited partner unit)         -          -             -       (2,760,000)           -             -     (2,760,000)
  Net income                      -      22,507            -               -      2,288,017            -      2,310,524
                            --------   --------   -----------    ------------   -----------   -----------   -----------

Balance, December 31, 1994   241,504    139,044    30,000,000     (16,927,963)   13,825,240    (3,440,000)   23,837,825

  Distributions to limited
    partners ($46 per
    limited partner unit)         -          -             -       (2,760,000)           -             -     (2,760,000)
  Net income                      -      21,590            -               -      2,188,749            -      2,210,339
                            --------   --------   -----------    ------------   -----------   -----------   -----------

Balance, December 31, 1995  $241,504   $160,634   $30,000,000    $(19,687,963)  $16,013,989   $(3,440,000)  $23,288,164
                            ========   ========   ===========    ============   ===========   ===========   ===========


                               See accompanying notes to financial statements.




                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                              Year Ended December 31,
                                          1995          1994         1993
                                       -----------   -----------  -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants     $ 2,586,716   $ 2,582,954  $ 2,668,516
        Distributions from joint
          ventures                         271,006       255,478      221,678
        Cash paid for expenses            (205,759)     (318,821)    (257,965)
        Interest received                   18,430        24,600       21,330
                                       -----------   -----------  -----------
            Net cash provided by
              operating activities       2,670,393     2,544,211    2,653,559
                                       -----------   -----------  -----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                            (1,628)     (537,317)     (34,011)
        Proceeds from sale of
          land and buildings               518,650       712,000           -
        Increase in restricted cash       (518,150)           -            -
        Payment of lease costs              (1,800)         (360)     (10,560)
                                       -----------   -----------  -----------
            Net cash provided by
              (used in) investing
              activities                    (2,928)      174,323      (44,571)
                                       -----------   -----------  -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acqui-
          sition costs paid by
          related parties on
          behalf of the Partner-
          ship                              (1,175)           -            -
        Contributions from general
          partner                               -             -        77,500
        Distributions to limited
          partners                      (2,760,000)   (2,760,000)  (2,070,000)
                                       -----------   -----------  -----------
            Net cash used in
              financing activities      (2,761,175)   (2,760,000)  (1,992,500)
                                       -----------   -----------  -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                     (93,710)      (41,466)     616,488

Cash and Cash Equivalents at
  Beginning of Year                        579,574       621,040        4,552
                                       -----------   -----------  -----------

Cash and Cash Equivalents at End
  of Year                              $   485,864   $   579,574  $   621,040
                                       ===========   ===========  ===========

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                         $ 2,210,339   $ 2,310,524  $ 2,263,745
                                       -----------   -----------  -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:

        Depreciation                       455,543       460,411      456,639
        Amortization                         3,394         3,394        3,554
        Equity in earnings of
          joint ventures, net
          of distributions                  25,228         9,189      (14,687)
        Gain on sale of land and
          buildings                       (128,547)     (128,592)          -
        Decrease in receivables             93,451         1,280           99
        Increase in prepaid
          expenses                          (1,747)       (2,420)         (94)
        Decrease in net invest-
          ment in direct
          financing leases                  27,879        25,165       28,504
        Decrease (increase) in
          accrued rental income            (22,921)       15,301      (56,013)
        Decrease in accounts
          payable and accrued
          expenses                          (3,532)     (125,825)     (42,265)
        Increase (decrease) in
          due to related parties,
          excluding reimbursement
          of acquisition costs
          paid on behalf of the
          Partnership                       27,166          (908)      (5,497)
        Increase (decrease) in
          rents paid in advance
          and deposits                     (15,860)      (23,308)      19,574
                                       -----------   -----------  -----------
            Total adjustments              460,054       233,687      389,814
                                       -----------   -----------  -----------

Net Cash Provided by Operating
  Activities                           $ 2,670,393   $ 2,544,211  $ 2,653,559
                                       ===========   ===========  ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Acquisition costs paid by
      an affiliate on behalf
      of the Partnership               $        -    $     1,175  $        -
                                       ===========   ===========  ===========

    Land and building, net of
      accumulated depreciation,
      contributed to Kingsville
      Real Estate Joint Venture        $        -    $        -   $   500,548
                                       ===========   ===========  ===========

    Net investment in direct
      financing lease reclassi-
      fied as building on
      operating lease as a
      result of lease amendment        $        -    $   334,665  $        -
                                       ===========   ===========  ===========

    Land costs incurred and
      unpaid at December 31            $        -    $     1,302  $        -
                                       ===========   ===========  ===========

    Lease costs incurred and
      unpaid at December 31            $     4,014   $        -   $        -
                                       ===========   ===========  ===========

    Distributions declared
      and unpaid at December 31        $   690,000   $   690,000  $   690,000
                                       ===========   ===========  ===========



                See accompanying notes to financial statements.







                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1995, 1994 and 1993


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Land and Buildings on Operating Leases - Generally, land and buildings on operating leases are stated at cost. Buildings are depreciated using the straight-line method over their estimated useful lives ranging from 25 to 30 years. When properties are sold, the related cost and accumulated depreciation are removed from the accounts and gains or losses from sales are reflected in income in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." The properties will be written down to net realizable value in the event the general partners believe that the undepreciated cost cannot be recovered through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows with the carrying cost of the individual properties.

      Lease Accounting and Rental Income - Land and buildings are leased to others on a triple-net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

      The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

            Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Generally, land and buildings are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis over the lease term so as to produce a constant periodic rent. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership is a partner in five joint ventures and accounts for its investments using the equity method since the Partnership shares control equally with affiliates which have the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and overnight repurchase agreements backed by government securities. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Lease Costs - Brokerage fees associated with negotiating new leases are amortized over the terms of the new leases using the straight-line method.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The general partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

2.    Leases:
      ------

      The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, two leases have been classified as direct financing leases.
      For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of one of these leases is an operating lease. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:

                                                1995            1994
                                             -----------     -----------

            Land                             $ 8,704,309     $ 8,834,987
            Buildings                         13,285,534      13,601,706
                                             -----------     -----------
                                              21,989,843      22,436,693
            Less accumulated
              depreciation                    (3,045,149)     (2,666,857)
                                             -----------     -----------

                                             $18,944,694     $19,769,836
                                             ===========     ===========

      In April 1994, the Partnership sold its property in York, Pennsylvania, for $712,000, resulting in a gain of $128,592 for financial reporting purposes. This property was originally acquired by the Partnership in December 1988 and had a cost of approximately $611,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $100,600 in excess of its original purchase price. In June and December 1994, the Partnership reinvested a total of $539,794 of the net sales proceeds in land of two properties in Miami, Florida, and Douglasville, Georgia, respectively. The tenant owns the buildings located on these land parcels and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms.

      In December 1995, the Partnership sold its property in Hastings, Michigan, for $520,000 and received net sales proceeds of $518,650, resulting in a gain of $128,547 for financial reporting purposes. This property was originally acquired by the Partnership in August 1988 and had a cost of approximately $419,600, excluding acquisition fees and miscellaneous acquisition expenses; the Partnership sold the property for approximately $99,100 in excess of its original purchase price.

      Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1995, 1994 and 1993, the Partnership recognized $22,921, $14,859 and $56,013, respectively, of such rental income. Income recognized during 1994 was reduced by $30,160 as a result of the Partnership's reversing accrued rental income relating to the lease for the property in Leesburg, Florida, which was terminated during 1994.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1995:

            1996                                             $ 2,299,426
            1997                                               2,301,226
            1998                                               2,288,246
            1999                                               2,306,409
            2000                                               2,312,933
            Thereafter                                        18,016,242
                                                             -----------

                                                             $29,524,482
                                                             ===========

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at December 31:

                                                 1995            1994
                                             -----------     -----------

            Minimum lease payments
              receivable                     $ 2,155,488     $ 2,320,387
            Estimated residual values            527,829         527,829
            Less unearned income              (1,348,828)     (1,485,848)
                                             -----------     -----------

            Net investment in direct
              financing leases               $ 1,334,489     $ 1,362,368
                                             ===========     ===========

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1995:

            1996                                              $  164,899
            1997                                                 164,899
            1998                                                 164,899
            1999                                                 164,899
            2000                                                 164,899
            Thereafter                                         1,330,993
                                                              ----------

                                                              $2,155,488
                                                              ==========

5.    Investment in Joint Ventures:
      ----------------------------

      The Partnership has a 51 percent, a 26.6%, a 57 percent and a 96.1% interest in the profits and losses of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture and Auburn Joint Venture, respectively. On January 29, 1993, the Partnership contributed the land and building of its property in Kingsville, Texas, to a joint venture, Kingsville Real Estate Joint Venture, in exchange for a 69.27% interest in the profits and losses of the joint venture. The remaining 30.73% interest was acquired by an affiliate in consideration of the affiliate's funding the costs of the renovation of the building in order to convert it from a Hardee's restaurant to a Denny's restaurant. The renovation of the property was completed in July 1993. During 1994, the Partnership's co-venture partner contributed an additional amount to the joint venture for payment of the final construction costs; therefore, the Partnership now owns a 68.87% interest in the profits and losses of this joint venture.

      The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture and Kingsville Real Estate Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants.

      The following presents the joint ventures' combined, condensed financial information at December 31:

                                                 1995            1994
                                              ----------      ----------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                    $2,829,115      $2,886,592
            Net investment in
              direct financing
              leases                             874,650         887,840
            Cash                                   7,697          10,439
            Receivables                           34,683          41,748
            Prepaid expenses                       1,324              -
            Accrued rental income                139,301         109,218
            Other assets                          35,501          41,501
            Liabilities                           18,890          10,396
            Partners' capital                  3,903,381       3,966,942
            Revenues                             434,150         430,806
            Net income                           357,511         358,754

      The Partnership recognized income totalling $245,778, $247,197 and $235,457 for the years ended December 31, 1995, 1994 and 1993, respectively, from these joint ventures.

6.    Restricted Cash:
      ---------------

      As of December 31, 1995, net sales proceeds of $518,150 from the sale of the property in Hastings, Michigan, was being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property or to return the funds to the Partnership.

7.    Receivables:
      -----------

      In October 1992, the Partnership accepted a promissory note from a former tenant for $175,000 for amounts due relating to past due rents and real estate taxes and other expenses the Partnership incurred as a result of the former tenant's default under the terms of its lease of the property in Maywood, Illinois. The note is non-interest bearing and is payable in 36 monthly installments of $2,500 through September 1995, and thereafter in eight monthly installments of $10,000, with the balance due and payable on February 20, 1996. The Partnership discounted the note to a principal balance of $138,094 using an interest rate of ten percent. Receivables at December 31, 1994 included $104,931 of such amounts, including accrued interest of $2,519. During 1995, the former tenant defaulted under the terms of the note. Due to the financial difficulties that the former tenant is currently experiencing, the Partnership has established an allowance for doubtful accounts for the full amount of unpaid principal and interest of $111,031 relating to this note; therefore, no amounts were included in receivables at December 31, 1995.

8.    Allocations and Distributions:
      -----------------------------

      All net income and net losses of the Partnership, excluding gains and losses from the sale of property, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During each of the years ended December 31, 1995, 1994 and 1993, the Partnership declared distributions to the limited partners of $2,760,000. No distributions have been made to the general partners to date.

9.    Income Taxes:
      ------------

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                         1995        1994        1993
                                      ----------  ----------  ----------

            Net income for financial
              reporting purposes      $2,210,339  $2,310,524  $2,263,745

            Depreciation for tax
              reporting purposes in
              excess of depreciation
              for financial reporting
              purposes                   (16,933)    (16,251)    (29,276)

            Direct financing leases
              recorded as operating
              leases for tax reporting
              purposes                    27,879      25,165      28,504

            Gain on sale of land and
              buildings for financial
              reporting purposes in
              excess of gain for tax
              reporting purposes        (128,547)     (4,225)         -

            Equity in earnings of
              joint ventures for tax
              reporting purposes less
              than equity in earnings
              of joint ventures for
              financial reporting
              purposes                   (22,624)    (36,826)    (35,682)

            Allowance for doubtful
              accounts                   122,022       3,026      41,818

            Accrued rental income        (22,921)     15,301     (56,013)

            Rents paid in advance        (15,860)     (7,843)     16,476
                                      ----------  ----------  ----------

            Net income for federal
              income tax purposes     $2,153,355  $2,288,871  $2,229,572
                                      ==========  ==========  ==========


10.   Related Party Transactions:
      --------------------------

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1995, 1994 and 1993, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1995, 1994 and 1993, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the subordinated nature of these fees, no management fees have been incurred since inception.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale.
      In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

      During the years ended December 31, 1995, 1994 and 1993, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $79,776, $49,816 and $42,764 for the years ended December 31, 1995, 1994 and 1993, respectively, for such services.

      The due to related parties consisted of the following at December 31:

                                                       1995       1994
                                                     -------     -------

            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership            $16,543     $    -
              Accounting and administrative
                services                              10,623          -
                                                     -------     -------
                                                      27,166          -
                                                     -------     -------

            Due to other affiliate:
              Expenditures incurred on
                behalf of the Partnership                 -        1,175
                                                     -------     -------

                                                     $27,166     $ 1,175
                                                     =======     =======

11.   Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for the years ended December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Shoney's, Inc.              $423,124    $419,918    $412,840
            Tampa Foods, L.P.            320,883     321,487     324,127

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Shoney's                    $559,710    $555,436    $553,655
            Wendy's Old Fashioned
              Hamburger Restaurants      525,948     526,344     528,842
            Denny's                      358,467     358,405     311,608
            Taco Bell                    251,273     265,981     303,851

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Investment Company, CNL Fund Advisors, Inc., and CNL Group, Inc. and its affiliates, all of which are affiliates of the General Partners. In addition, during 1995, the Partnership had available to it the services, personnel and experience of CNL Income Fund Advisors, Inc., prior to its merger with CNL Fund Advisors Inc., effective January 1, 1996.

      James M. Seneff, Jr., age 49, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors and Chief Executive Officer since its formation in 1973. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chairman of the Board and Chief Executive Officer of CNL Investment Company and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as Chairman of the Board and Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 48, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and as Vice Chairman of the Board of Directors, Secretary and Treasurer since February 1996, of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, and as Secretary and Treasurer since February 1996, of CNL Realty Advisors, Inc.
Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P. A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of CNL Income Fund Partnerships.

      CNL Investment Company, which through December 31, 1994, provided certain management services in connection with the Partnership and its Properties, is a corporation organized in 1990 under the laws of the State of Florida. Its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Investment Company is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Income Fund Advisors, Inc., for the period January 1, 1995 through September 30, 1995, provided certain management services in connection with the Partnership and its Properties following the assignment by CNL Investment Company of its rights and obligations under the management agreement. CNL Income Fund Advisors, Inc. was a corporation organized in 1994 under the laws of the State of Florida, and its principal office was located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services. CNL Income Fund Advisors, Inc. merged with CNL Fund Advisors, Inc. effective January 1, 1996.

      CNL Fund Advisors, Inc., effective October 1, 1995 began providing certain management services in connection with the Partnership and its Properties following the assignment by CNL Income Fund Advisors, Inc. of its rights and obligations under the management agreement. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Investment Company and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and six corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 37, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a Certified Public Accountant.

      Lynn E. Rose, age 47, a certified public accountant, has served as Chief Financial Officer and Secretary of CNL Group, Inc. since December 1993, and served as Controller and Secretary of CNL Group, Inc. from 1987 until December 1993. She has served as Chief Operating Officer of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary and Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and Secretary and Treasurer of CNL Fund Advisors, Inc. since its inception in 1994. Ms. Rose also has served as Chief Financial Officer, Secretary and Treasurer of CNL American Properties Fund, Inc. since its inception in 1994. In addition, Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 200 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a Certified Public Accountant in 1979.

      Jeanne A. Wall, age 37, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since its inception in 1994, and as Executive Vice President of CNL American Properties, Inc. since its inception in 1994. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 29, 1996, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 29, 1996, the beneficial ownership interests of the General Partners in the Registrant.


         Title of Class             Name of Partner       Percent of Class
         --------------             ---------------       ----------------

  General Partnership Interests     James M. Seneff, Jr.         45%
                                    Robert A. Bourne             45%
                                    CNL Realty Corporation       10%
                                                                ----
                                                                100%
                                                                ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1995, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

     Type of                                             Amount Incurred
  Compensation                 Method of                   For the Year
  and Recipient                Computation           Ended December 31, 1995
  -------------                -----------           -----------------------

Reimbursement to          Operating expenses are      Operating expenses
affiliates for            reimbursed at the lower     incurred on behalf of
operating expenses        of cost or 90 percent       the Partnership:
                          of the prevailing rate      $101,876
                          at which comparable
                          services could have         Accounting and
                          been obtained in the        administrative services:
                          same geographic area.       $79,776
                          Affiliates of the
                          General Partners from
                          time to time incur
                          certain operating
                          expenses on behalf of
                          the Partnership for
                          which the Partnership
                          reimburses the
                          affiliates without
                          interest.

Annual, subordinated      One percent of the sum         $ - 0 -
management fee to         of gross operating
affiliates                revenues from
                          Properties wholly owned
                          by the Partnership plus
                          the Partnership's
                          allocable share of
                          gross revenues of joint
                          ventures in which the
                          Partnership is a co-
                          venturer, subordinated
                          to certain minimum
                          returns to the Limited
                          Partners.  The
                          management fee will not
                          exceed competitive fees
                          for comparable
                          services.

Deferred,                 A deferred,                    $ - 0 -
subordinated real         subordinated real
estate disposition        estate disposition fee,
fee payable to            payable upon sale of
affiliates                one or more Properties,
                          in an amount equal to
                          the lesser of (i) one-
                          half of a competitive
                          real estate commission,
                          or (ii) three percent
                          of the sales price of
                          such Property or
                          Properties.  Payment of
                          such fee shall be made
                          only if affiliates of
                          the General Partners
                          provide a substantial
                          amount of services in
                          connection with the
                          sale of a Property or
                          Properties and shall be
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.

General Partners'         A deferred,                    $ - 0 -
deferred, sub-            subordinated share
ordinated share of        equal to one percent of
Partnership net cash      Partnership
flow                      distributions of net
                          cash flow, subordinated
                          to certain minimum
                          returns to the Limited
                          Partners.

General Partners'         A deferred,                    $ - 0 -
deferred, sub-            subordinated share
ordinated share of        equal to five percent
Partnership net sales     of Partnership
proceeds from a sale      distributions of such
or sales                  net sales proceeds,
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1995 and 1994

            Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Statements of Partners' Capital for the years ended December 31,
              1995, 1994 and 1993

            Statements of Cash Flows for the years ended December 31, 1995,
              1994 and 1993

            Notes to Financial Statements

      2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1995

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1995

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.   Exhibits

            3.1 Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit 3.1 in Amendment No. 1 to Registration Statement No. 33-20249 on Form S-11 and incorporated herein by reference.)

            3.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit
                  3.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

            4.1 Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit 3.1 in Amendment No. 1 to Registration Statement No. 33-20249 on Form S-11 and incorporated herein by reference.)

            4.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit
                  3.2 and incorporated herein by reference.)

            10.1 Property Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

            10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

            10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1995 through December 31, 1995.






                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.

                                    CNL INCOME FUND IV, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne

                                          -----------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.

                                          -----------------------------
                                          JAMES M. SENEFF, JR.





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                      Date
      ---------                    -----                      ----

/s/ Robert A. Bourne       President, Treasurer and        March 28, 1996
- ------------------------   Director (Principal
Robert A. Bourne           Financial and Accounting
                           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer         March 28, 1996
- ------------------------   and Director (Principal
James M. Seneff, Jr.       Executive Officer)





                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1995, 1994 and 1993



                                        Additions
                                  ---------------------
                      Balance at  Charged to  Charged to              Balance
                       Beginning   Costs and     Other                at End
Year Description        of Year    Expenses    Accounts   Deductions  of Year
- ---- -----------      ----------  ----------  ----------  ---------- --------


1993 Allowance for
       doubtful
       accounts (a)      $    -     $     -   $41,818     $    -     $ 41,818
                         =======    ========  =======     =======    ========


1994 Allowance for
       doubtful
       accounts (a)      $41,818     $ 1,165  $43,679(b)  $41,818(c) $ 44,844
                         =======    ========  =======     =======    ========


1995 Allowance for
       doubtful
       accounts (a)      $44,844    $111,687  $24,138(b)  $13,803(c) $166,866
                         =======    ========  =======     =======    ========


     (a)  Deducted from receivables on the balance sheet.

     (b)  Reduction of rental and other income.

     (c)  Amounts written off as uncollectible.





                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995



                           (A)       (B)         (C)          (D)    (E)

                                                            Costs Capitalized
                                                                Subsequent
                                       Initial Cost           To Acquisition
                                  -----------------------  -------------------
                                              Buildings
                          Encum-                 and        Improve-  Carrying
                         brances     Land    Improvements    ments    Costs
                         -------  ---------- ------------  --------- ---------

Properties the Partner-
  ship has Invested in
  Under Operating Leases:
    Captain D's
      Restaurants:
        Alexander City, AL    -   $  120,210   $  279,689  $      -   $     -
        Oak Ridge, TN         -      169,951      281,686         -         -

    Checkers Drive-In Restaurants:
      Miami, FL               -      174,336           -          -         -
      Douglasville, GA        -      365,784           -          -         -

    Denny's Restaurants:
      Marion, OH              -      135,407      334,665         -         -
      Dundee, MI              -      251,650           -     372,278        -
      Union Township, OH      -      300,179      630,608         -         -

    Golden Corral Family
      Steakhouse Restau-
      rants:
        Franklin, IN          -      107,560      586,375         -         -
        Streator, IL          -      161,616      650,934         -         -

    Hardee's Restaurants:
      Winchester, IN          -      287,769           -     442,785        -
      Portland, IN            -      187,928           -     532,931        -

    Jack in the Box
      Restaurant:
        San Antonio, TX       -      352,957           -     368,702        -

    Pizza Hut Restaurants:
      Memphis, TX             -       26,510      231,874         -         -
      Carthage, TX            -       40,444      232,823         -         -
      Crystal City, TX        -        8,826      178,570         -         -
      Sequin, TX              -       63,708      184,279         -         -
      Washington, D.C.        -      191,737           -          -         -

    Perkins Restaurants:
      Leesburg, FL            -      409,840      282,290     89,112        -
      Palm Bay, FL            -      469,927      365,128    310,676        -

    Shoney's Restaurants:
      Alexander City, AL      -      202,438      428,406         -         -
      Topeka, KS              -      292,407      465,321         -         -
      Brookhaven, MS          -      312,574      452,601         -         -
      Auburn, AL              -      363,432      426,123         -         -
      Tampa, FL               -      316,697           -     894,659        -

    Taco Bell Restaurants:
      Edgewood, MD            -      440,355           -     523,478        -
      Naples, FL              -      141,188      236,224     57,565        -
      Ft. Myers, FL           -      232,853      332,911     68,928        -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Detroit, MI           -      192,814      462,793         -         -
        Mechanicsville, VA    -      346,627      502,117         -         -
        Tampa, FL             -      514,121      373,365         -         -
        Tampa, FL             -      530,456      432,958         -         -
        Tampa, FL             -      476,755      368,405         -         -

    Other Restaurant:
      Corpus Christi, TX      -      204,287           -     460,803        -
      Maywood, IL (i)         -      310,966           -     443,472        -
                                  ----------   ---------- ----------  --------

                                  $8,704,309   $8,720,145 $4,565,389  $     -
                                  ==========   ========== ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 51% Interest and
  has Invested in Under
  an Operating Lease:
    Denny's Restaurant:
      Holland, MI             -   $  295,987   $       -  $  780,451  $     -
                                  ==========   ========== ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 26.6% Interest and
  has Invested in Under an
  Operating Lease:
    Po Folks Restaurant:
      Titusville, FL          -   $  271,350   $       -  $  750,985  $     -
                                  ==========   ========== ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 57% Interest and
  has Invested in Under
  an Operating Lease:
    Waffle House Restaurant:
      Cocoa, FL               -   $  183,229   $  192,857 $       -   $     -
                                  ==========   ========== ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 96.1% Interest and
  has Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, MA              -   $  484,362   $       -  $       -   $     -
                                  ==========   ========== ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a  68.87% Interest
  and has Invested in
  Under an Operating Lease:
    Denny's Restaurant:
      Kingsville, TX          -   $  171,061   $       -  $   99,128  $     -
                                  ==========   ========== ==========  ========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Pizza Hut Restaurant:
      Washington, D.C.        -   $       -    $  459,543 $       -   $     -

    Shoney's Restaurant:
      Punta Gorda, FL         -      210,438      770,826     39,193        -
                                  ----------   ---------- ----------  --------

                                  $  210,438   $1,230,369 $   39,193  $     -
                                  ==========   ========== ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 96.1% Interest and
  has Invested in Under a
  Direct Financing Lease:
    KFC Restaurant:
      Auburn, MA              -   $       -    $       -  $  434,947  $     -
                                  ==========   ========== ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 68.87% Interest and
  has Invested in Under a
  Direct Financing Lease:
    Denny's Restaurant:
      Kingsville, TX          -   $       -    $       -  $  535,489  $     -
                                  ==========   ========== ==========  ========





                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995


                                 (F)          (G)         (H)     (I)


                                 Gross Amount at Which Carried
                                     at Close of Period (c)
                             ------------------------------------
                                          Buildings
                                             and                    Accumulated
                                Land     Improvements     Total     Depreciation
                             ----------  ------------  -----------  ------------

Properties the Partnership
  has Invested in Under
  Operating Leases:
    Captain D's Restaurants:
      Alexander City, AL     $  120,210   $   279,689  $   399,899  $   65,491
      Oak Ridge, TN             169,951       281,686      451,637      65,984

    Checkers Drive-In
      Restaurants:
        Miami, FL               174,336            -       174,336         (g)
        Douglasville, GA        365,784            -       365,784         (g)

    Denny's Restaurants:
      Marion, OH                135,407       334,665      470,072      26,684
      Dundee, MI                251,650       372,278      623,928      88,933
      Union Township, OH        300,179       630,608      930,787     149,769

    Golden Corral Family
      Steakhouse Restaurants:
        Franklin, IN            107,560       586,375      693,935     146,594
        Streator, IL            161,616       650,934      812,550     159,117

    Hardee's Restaurants:
      Winchester, IN            287,769       442,785      730,554     105,112
      Portland, IN              187,928       532,931      720,859     110,312

    Jack in the Box Restaurant:
      San Antonio, TX           352,957       368,702      721,659      83,982

    Pizza Hut Restaurants:
      Memphis, TX                26,510       231,874      258,384      56,358
      Carthage, TX               40,444       232,823      273,267      56,589
      Crystal City, TX            8,826       178,570      187,396      43,403
      Sequin, TX                 63,708       184,279      247,987      44,790
      Washington, D.C.          191,737         (f)        191,737          -

    Perkins Restaurants:
      Leesburg, FL              409,840       371,402      781,242      86,145
      Palm Bay, FL              469,927       675,804    1,145,731     156,749

    Shoney's Restaurants:
      Alexander City, AL        202,438       428,406      630,844     100,313
      Topeka, KS                292,407       465,321      757,728     109,000
      Brookhaven, MS            312,574       452,601      765,175     106,020
      Auburn, AL                363,432       426,123      789,555      99,818
      Tampa, FL                 316,697       894,659    1,211,356     193,843

    Taco Bell Restaurants:
      Edgewood, MD              440,355       523,478      963,833     119,964
      Naples, FL                141,188       293,789      434,977      65,593
      Ft. Myers, FL             232,853       401,839      634,692      90,203

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Detroit, MI             192,814       462,793      655,607     110,556
        Mechanicsville, VA      346,627       502,117      848,744     118,555
        Tampa, FL               514,121       373,365      887,486      87,194
        Tampa, FL               530,456       432,958      963,414     101,110
        Tampa, FL               476,755       368,405      845,160      86,036

    Other Restaurant:
      Corpus Christi, TX        204,287       460,803      665,090     109,710
      Maywood, IL (i)           310,966       443,472      754,438     101,222
                             ----------   -----------  -----------  ----------
                             $8,704,309   $13,285,534  $21,989,843  $3,045,149
                             ==========   ===========  ===========  ==========

Property of Joint Venture
  in Which the Partnership
  has a 51% Interest and
  has Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Holland, MI            $  295,987   $   780,451  $ 1,076,438  $  186,441
                             ==========   ===========  ===========  ==========

Property of Joint Venture
  in Which the Partnership
  has a 26.6% Interest and
  has Invested in Under an
  Operating Lease:
    Po Folks Restaurant:
      Titusville, FL         $  271,350   $   750,985  $ 1,022,335  $  175,230
                             ==========   ===========  ===========  ==========

Property of Joint Venture
  in Which the Partnership
  has a 57% Interest and
  has Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, FL              $  183,229   $   192,857  $   376,086  $   38,624
                             ==========   ===========  ===========  ==========

Property of Joint Venture
  in Which the Partnership
  has a 96.1% Interest and
  has Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, MA             $  484,362        (f)     $   484,362  $       -
                             ==========                ===========  ==========

Property of Joint Venture
  in Which the Partnership
  has a 68.87% Interest and
  has Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Kingsville, TX         $  270,189        (f)     $   270,189  $       -
                             ==========                ===========  ==========


Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Pizza Hut Restaurant:
      Washington, D.C.             -           (f)          (f)         (d)

    Shoney's Restaurant:
      Punta Gorda, FL             (f)          (f)          (f)         (e)


Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under a Direct Financing
  Lease:
    KFC Restaurant:
      Auburn, MA                   -           (f)          (f)         (d)


Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under a Direct Financing
  Lease:
    Denny's Restaurant:
      Kingsville, TX               -           (f)          (f)         (d)





                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995



                                       (J)           (K)           (L)

                                                                   Life
                                                                 on Which
                                                               Depreciation
                                                                in Latest
                                      Date                        Income
                                     of Con-         Date      Statement is
                                    struction      Acquired      Computed
                                    ---------      --------    ------------

Properties the Partnership
  has Invested in Under
  Operating Leases:
    Captain D's Restaurants:
      Alexander City, AL                 1988         12/88             (b)
      Oak Ridge, TN                      1988         12/88             (b)

    Checkers Drive-In
      Restaurants:
        Miami, FL                          -          06/94             (g)
        Douglasville, GA                   -          12/94             (g)

    Denny's Restaurants:
      Marion, OH                         1989         10/88             (h)
      Dundee, MI                         1988         10/88             (b)
      Union Township, OH                 1987         11/88             (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Franklin, IN                     1988         06/88             (b)
        Streator, IL                     1988         08/88             (b)

    Hardee's Restaurants:
      Winchester, IN                     1988         07/88             (b)
      Portland, IN                       1989         11/88             (b)

    Jack in the Box Restaurant:
      San Antonio, TX                    1989         11/88             (b)

    Pizza Hut Restaurants:
      Memphis, TX                        1985         09/88             (b)
      Carthage, TX                       1981         09/88             (b)
      Crystal City, TX                   1981         09/88             (b)
      Sequin, TX                         1974         09/88             (b)
      Washington, D.C.                   1986         01/89             (d)

    Perkins Restaurants:
      Leesburg, FL                       1989         12/88             (b)
      Palm Bay, FL                       1989         12/88             (b)

    Shoney's Restaurants:
      Alexander City, AL                 1988         12/88             (b)
      Topeka, KS                         1988         12/88             (b)
      Brookhaven, MS                     1988         12/88             (b)
      Auburn, AL                         1988         12/88             (b)
      Tampa, FL                          1989         02/89             (b)

    Taco Bell Restaurants:
      Edgewood, MD                       1989         10/88             (b)
      Naples, FL                         1981         12/88             (b)
      Ft. Myers, FL                      1977         12/88             (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Detroit, MI                      1983         10/88             (b)
        Mechanicsville, VA               1988         12/88             (b)
        Tampa, FL                        1980         12/88             (b)
        Tampa, FL                        1984         12/88             (b)
        Tampa, FL                        1987         12/88             (b)

    Other Restaurant:
      Corpus Christi, TX                 1988         10/88             (b)
      Maywood, IL (i)                    1988         09/88             (b)


Property of Joint Venture in
  Which the Partnership has a
  51% Interest and has Invested
  in Under an Operating Lease:
    Denny's Restaurant:
      Holland, MI                        1988         11/88             (b)


Property of Joint Venture in
  Which the Partnership has a
  26.6% Interest and has Invested
  in Under an Operating Lease:
    Po Folks Restaurant:
      Titusville, FL                     1988         12/88             (b)


Property of Joint Venture in
  Which the Partnership has a
  57% Interest and has Invested
  in Under an Operating Lease:
    Waffle House Restaurant:
      Cocoa, FL                          1986         12/89             (b)


Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under an Operating Lease:
    KFC Restaurant:
      Auburn, MA                         1989          5/89             (d)


Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under an Operating Lease:
    Denny's Restaurant:
      Kingsville, TX                     1988         10/88             (d)


Properties the Partnership
  has Invested in Under Direct
  Financing Leases:
    Pizza Hut Restaurant:
      Washington, D.C.                   1986         01/89             (d)

    Shoney's Restaurant:
      Punta Gorda, FL                    1989         02/89             (e)



Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under a Direct Financing
  Lease:
    KFC Restaurant:
      Auburn, MA                         1989         05/89             (d)


Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under a Direct Financing
  Lease:
    Denny's Restaurant:
      Kingsville, TX                     1988         10/88             (d)






                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1995



(a) Transactions in real estate and accumulated depreciation during 1995, 1994 and 1993, are summarized as follows:

                                                            Accumulated
                                                  Cost      Depreciation
                                               -----------  ------------

             Properties the Partnership
               has Invested in Under
               Operating Leases:

                 Balance, December 31, 1992    $22,734,702    $1,872,330
                 Acquisitions                       34,011            -
                 Transfer to joint venture        (554,251)      (53,703)
                 Depreciation expense                   -        456,639
                                               -----------    ----------

                 Balance, December 31, 1993     22,214,462     2,275,266
                 Dispositions                     (652,228)      (68,820)
                 Acquisitions                      539,794            -
                 Reclassified to operating
                   lease                           334,665            -
                 Depreciation expense                   -        460,411
                                               -----------    ----------

                 Balance, December 31, 1994     22,436,693     2,666,857
                 Dispositions                     (447,176)      (77,251)
                 Additional costs
                   capitalized                         326            -
                 Depreciation expense                   -        455,543
                                               -----------    ----------

                 Balance, December 31, 1995    $21,989,843    $3,045,149
                                               ===========    ==========


             Property of Joint Venture
               in Which the Partnership
               has a 51% Interest and
               has Invested in Under
               an Operating Lease:

                 Balance, December 31, 1992    $ 1,076,438    $  108,396
                 Depreciation expense                   -         26,015
                                               -----------    ----------

                 Balance, December 31, 1993      1,076,438       134,411
                 Depreciation expense                   -         26,015
                                               -----------    ----------

                 Balance, December 31, 1994      1,076,438       160,426
                 Depreciation expense                   -         26,015
                                               -----------    ----------

                 Balance, December 31, 1995    $ 1,076,438    $  186,441
                                               ===========    ==========


             Property of Joint Venture
               in Which the Partnership
               has a 26.6% Interest and
               has Invested in Under
               an Operating Lease:

                 Balance, December 31, 1992    $ 1,022,335    $  100,132
                 Depreciation expense                   -         25,032
                                               -----------    ----------

                 Balance, December 31, 1993      1,022,335       125,164
                 Depreciation expense                   -         25,033
                                               -----------    ----------

                 Balance, December 31, 1994      1,022,335       150,197
                 Depreciation expense                   -         25,033
                                               -----------    ----------

                 Balance, December 31, 1995    $ 1,022,335    $  175,230
                                               ===========    ==========


             Property of Joint Venture
               in Which the Partnership
               has a 57% Interest and
               has Invested in Under
               an Operating Lease:

                 Balance, December 31, 1992    $   376,086    $   19,338
                 Depreciation expense                   -          6,429
                                               -----------    ----------

                 Balance, December 31, 1993        376,086        25,767
                 Depreciation expense                   -          6,428
                                               -----------    ----------

                 Balance, December 31, 1994        376,086        32,195
                 Depreciation expense                   -          6,429
                                               -----------    ----------

                 Balance, December 31, 1995    $   376,086    $   38,624
                                               ===========    ==========


             Property of Joint Venture
               in Which the Partnership
               has a 96.1% Interest and
               has Invested in Under
               an Operating Lease:

                 Balance, December 31, 1992    $   484,362    $       -
                 Depreciation expense (d)               -             -
                                               -----------    ----------

                 Balance, December 31, 1993        484,362            -
                 Depreciation expense (d)               -             -
                                               -----------    ----------

                 Balance, December 31, 1994        484,362            -
                 Depreciation expense                   -             -
                                               -----------    ----------

                 Balance, December 31, 1995    $   484,362    $       -
                                               ===========    ==========


             Property of Joint Venture
               in Which the Partnership
               has a 68.87% Interest and
               has Invested in Under
               an Operating Lease:

                 Balance, December 31, 1992    $        -     $       -
                 Acquisition                       270,189            -
                 Depreciation expense (d)               -             -
                                               -----------    ----------

                 Balance, December 31, 1993        270,189            -
                 Depreciation expense (d)               -             -
                                               -----------    ----------

                 Balance, December 31, 1994        270,189            -
                 Depreciation expense                   -             -
                                               -----------    ----------

                 Balance, December 31, 1995    $   270,189    $       -
                                               ===========    ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1995, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $23,318,542 and $4,149,152, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases, therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in the net investment in direct financing leases, therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components are not shown.

(g) The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

(h) Effective January 1, 1994, the lease for this property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over remaining estimated life of approximately 25 years.

(i) The restaurant on the property in Maywood, Illinois, was converted to a Dunkin Donuts restaurant and a Holsum Bread bakery in 1993.






                                   EXHIBITS






                                 EXHIBIT INDEX

Exhibit Number
- --------------

     3.1 Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit 3.1 in Amendment No. 1 to Registration Statement No. 33-20249 on Form S-11 and incorporated herein by reference.)

     3.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     4.1 Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit 3.1 in Amendment No. 1 to Registration Statement No. 33-20249 on Form S-11 and incorporated herein by reference.)

     4.2 Amended and Restated Agreement and Certificate of Limited Partnership of CNL Income Fund IV, Ltd. (Included as Exhibit 3.2 and incorporated herein by reference.)

     10.1 Property Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit
            10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)