Form 10-Q
period 1996-03-31
CNL INCOME FUND IV LTD
filed 1996-05-14
CIK 829739

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                               -----------------------------------

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                     Commission file number

                             0-17549
                     ----------------------


                     CNL Income Fund IV, Ltd.
- ------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                            59-2854435
- ----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------






                                   CONTENTS
                                   --------

Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-10


Part II

  Other Information                                               11








                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
               ASSETS                               1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,156,518
  and $3,045,149                                 $18,833,325     $18,944,694
Net investment in direct
  financing leases                                 1,327,062       1,334,489
Investment in joint ventures                       2,898,782       2,374,684
Cash and cash equivalents                            468,747         485,864
Restricted cash                                           -          518,150
Receivables, less allowance for
  doubtful accounts of $152,567
  and $166,866                                        63,494          94,870
Prepaid expenses                                       4,151           9,733
Lease costs, less accumulated
  amortization of $14,140 and
  $13,291                                              9,804          10,653
Accrued rental income                                290,210         284,692
                                                 -----------     -----------

                                                 $23,895,575     $24,057,829
                                                 ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     8,898     $    12,672
Accrued and escrowed real estate
  taxes payable                                       18,661          21,956
Distributions payable                                690,000         690,000
Due to related parties                                44,217          27,166
Rents paid in advance and deposits                    10,705          17,871
                                                 -----------     -----------
    Total liabilities                                772,481         769,665


Partners' capital                                 23,123,094      23,288,164
                                                 -----------     -----------

                                                 $23,895,575     $24,057,829
                                                 ===========     ===========

           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended
                                                               March 31,
                                                           1996        1995
                                                         --------    --------
Revenues:
  Rental income from operating leases                    $580,076    $593,946
  Earned income from direct financing
    lease                                                  33,797      34,520
  Contingent rental income                                 22,721      23,392
  Interest and other income                                18,210       7,639
                                                         --------    --------
                                                          654,804     659,497
                                                         --------    --------

Expenses:
  General operating and administrative                     42,810      25,156
  Professional services                                     9,747       4,662
  Real estate taxes                                        10,672       6,927
  State and other taxes                                    16,552      18,629
  Depreciation and amortization                           112,218     114,853
                                                         --------    --------
                                                          191,999     170,227
                                                         --------    --------

Income Before Equity in Earnings of
  Joint Ventures                                          462,805     489,270

Equity in Earnings of
  Joint Ventures                                           62,125      59,728
                                                         --------    --------

Net Income                                               $524,930    $548,998
                                                         ========    ========

Allocation of Net Income:
  General partners                                       $  5,249    $  5,490
  Limited partners                                        519,681     543,508
                                                         --------    --------

                                                         $524,930    $548,998
                                                         ========    ========


Net Income Per Limited Partner Unit                      $   8.66    $   9.06
                                                         ========    ========

Weighted Average Number of Limited
  Partner Units Outstanding                                60,000      60,000
                                                         ========    ========

           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1996              1995
                                               -------------     ------------

General partners:
  Beginning balance                             $   402,138      $   380,548
  Net income                                          5,249           21,590
                                                -----------      -----------
                                                    407,387          402,138
                                                -----------      -----------


Limited partners:
  Beginning balance                              22,886,026       23,457,277
  Net income                                        519,681        2,188,749
  Distributions ($11.50 and
    $46.00 per limited
    partner unit, respectively)                    (690,000)      (2,760,000)
                                                -----------      -----------
                                                 22,715,707       22,886,026
                                                -----------      -----------

Total partners' capital                         $23,123,094      $23,288,164
                                                ===========      ===========

           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                            March 31,
                                                       1996          1995
                                                    ---------      ---------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                    $ 674,733      $ 675,564
                                                    ---------      ---------

    Cash Flows from Investing
      Activities:
        Additions to land and build-
          ings on operating leases                         -          (1,628)
        Investment in joint venture                  (520,000)            -
        Decrease in restricted cash                   518,150             -
                                                    ---------      ---------
            Net cash used in investing
              activities                               (1,850)        (1,628)
                                                    ---------      ---------

    Cash Flows from Financing
      Activities:
        Reimbursement of acquisition
          costs paid by related party
          on behalf of the Partnership                     -          (1,175)
        Distributions to limited
          partners                                   (690,000)      (690,000)
                                                    ---------      ---------
            Net cash used in financing
              activities                             (690,000)      (691,175)
                                                    ---------      ---------

Net Decrease in Cash and Cash
  Equivalents                                         (17,117)       (17,239)

Cash and Cash Equivalents at Beginning
  of Quarter                                          485,864        579,574
                                                    ---------      ---------

Cash and Cash Equivalents at End of
  Quarter                                           $ 468,747      $ 562,335
                                                    =========      =========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                             $ 690,000      $ 690,000
                                                    =========      =========

           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1995.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Investment in Joint Ventures:
      ----------------------------

      In January 1996, the Partnership acquired an approximate 54 percent interest in a Golden Corral property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 March 31,  December 31,
                                                   1996         1995
                                                 ---------  ------------

            Land and building on
              operating leases, less
              accumulated depreciation          $3,778,369    $2,829,115
            Net investment in direct
              financing leases                     871,082       874,650
            Cash                                    21,452         7,697
            Receivables                             40,705        34,683
            Prepaid expenses                         1,395         1,324
            Accrued rental income                  146,672       139,301
            Other assets                            34,001        35,501
            Liabilities                             16,488        18,890
            Partners' capital                    4,877,188     3,903,381
            Revenues                               118,835       434,150
            Net income                              92,602       357,511

      The Partnership recognized income totalling $62,125 and $59,728 for the quarters ended March 31, 1996 and 1995, respectively, from these joint ventures.

3.    Subsequent Event:
      ----------------

      In April 1996, the Partnership received $22,300 in capital contributions from the corporate general partner in connection with the operations of the Partnership.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $674,733 and $675,564 for the quarters ended March 31, 1996 and 1995, respectively.

      In January 1996, the Partnership reinvested the net sales proceeds it received from the sale, in December 1995, of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership owns an approximate 54 percent interest in this Property.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. In April 1996, the Partnership received $22,300 in contributions from the corporate general partner in connection with the operations of the Partnership.

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1996, the Partnership had $468,747 invested in such short-term investments as compared to $485,864 at
December 31, 1995.   The funds remaining at March 31, 1996, will be used
towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, increased to $772,481 at March 31, 1996, from $769,665 at December 31, 1995. Total liabilities at March 31, 1996, to the extent they exceed cash and cash equivalents at March 31, 1996, will be paid from future cash from operations, from general partner capital contributions of $22,300 received in April 1996, and, in the event the general partners elect to make additional contributions, from future general partner contributions.

      Based on current and anticipated future cash from operations, and to a lesser extent, additional capital contributions from the corporate general partner received in April 1996 described above, the Partnership declared distributions to limited partners of $690,000 for each of the quarters ended March 31, 1996 and 1995. This represents distributions for each applicable quarter of $11.50 per unit. No distributions were made to the general partners for the quarters ended March 31, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations
- ---------------------

      During the quarter ended March 31, 1995, the Partnership owned and leased 36 wholly owned Properties (including one Property in Hastings, Michigan, which was sold in December 1995), and during the quarter ended March 31, 1996 the Partnership owned and leased 35 wholly owned Properties to operators generally of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $613,873 and $628,466, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to a decrease of approximately $13,900 as a result of the sale of the Property in Hastings, Michigan, in December 1995.

      During the quarters ended March 31, 1996 and 1995, the Partnership also earned $22,721 and $23,392, respectively, in contingent rental income.

      During the quarters ended March 31, 1996 and 1995, the Partnership also owned and leased five Properties indirectly through joint venture arrangements, and for the quarter ended March 31, 1996, owned and leased one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $62,125 and $59,728, respectively, attributable to the net income earned by these joint ventures. The increase in net income earned by these joint ventures during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to the fact that in January 1996, the Partnership reinvested the net sales proceeds it received from the sale, in December 1995, of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common.

      Interest and other income during the quarter ended March 31, 1996, increased to $18,210, as compared to $7,639 for the quarter ended March 31, 1995, primarily as the result of the Partnership earning more late fees on past due rental amounts during the quarter ended March 31, 1996.

      Operating expenses, including depreciation and amortization expense, were $191,999 and $170,227 for the quarters ended March 31, 1996 and 1995,
respectively.   The increase in operating expenses during the quarter ended
March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased due to the fact that during the quarter ended March 31, 1996, the Partnership incurred professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement. During 1995, these professional services were incurred during the quarter ended June 30, 1995.

      Operating expenses also increased during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, due to the Partnership paying approximately $6,300 for real estate taxes that are the responsibility of one of the tenants of the Property in Maywood, Illinois, due to a shortage of amounts collected from the tenant for the payment of their proportionate share of real estate taxes. The Partnership expensed this amount as real estate tax expense and established an allowance for doubtful accounts due to the uncertainty of the collection of such amount. The Partnership intends to pursue collection of this amount and will record such amount as income if collected.

      As a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease in September 1994, the Partnership expects to continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a replacement tenant is located. The Partnership is currently seeking a replacement tenant for this Property.





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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.






                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 10th day of May, 1996.

                              CNL INCOME FUND IV, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)