Form 10-Q
period 1996-06-30
CNL INCOME FUND IV LTD
filed 1996-08-13
CIK 829739

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               -----------------------------------

                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                    Commission file number

                            0-17549
                    ----------------------


                    CNL Income Fund IV, Ltd.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                            59-2854435
- ----------------------------       -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------



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





                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  June 30,      December 31,
               ASSETS                               1996            1995
                                                 -----------    ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,267,888
  and $3,045,149                                 $18,721,955    $18,944,694
Net investment in direct
  financing leases                                 1,319,442      1,334,489
Investment in joint ventures                       2,878,384      2,374,684
Cash and cash equivalents                            506,577        485,864
Restricted cash                                           -         518,150
Receivables, less allowance for
  doubtful accounts of $130,925
  and $166,866                                        47,060         94,870
Prepaid expenses                                      12,321          9,733
Lease costs, less accumulated
  amortization of $14,213 and
  $13,291                                              9,731         10,653
Accrued rental income                                295,729        284,692
                                                 -----------    -----------

                                                 $23,791,199    $24,057,829
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     7,737    $    12,672
Accrued and escrowed real estate
  taxes payable                                       29,276         21,956
Distributions payable                                690,000        690,000
Due to related parties                                58,442         27,166
Rents paid in advance and deposits                    13,480         17,871
                                                 -----------    -----------
    Total liabilities                                798,935        769,665


Partners' capital                                 22,992,264     23,288,164
                                                 -----------    -----------

                                                 $23,791,199    $24,057,829
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                    Quarter Ended         Six Months Ended
                                       June 30,               June 30,
                                   1996       1995        1996        1995
                                 --------   --------   ----------  ----------

Revenues:
  Rental income from
    operating leases             $580,375   $593,945   $1,160,451  $1,187,891
  Earned income from
    direct financing leases        33,605     34,347       67,402      68,867
  Contingent rental income         19,409     20,673       42,130      44,065
  Interest and other income         6,861      6,785       25,071      14,424
                                 --------   --------   ----------  ----------
                                  640,250    655,750    1,295,054   1,315,247
                                 --------   --------   ----------  ----------

Expenses:
  General operating and
    administrative                 44,183     35,371       86,993      60,527
  Professional services             4,670     11,751       14,417      16,413
  Real estate taxes                 7,288      8,163       17,960      15,090
  State and other taxes             5,142        377       21,694      19,006
  Depreciation and amorti-
    zation                        111,443    114,852      223,661     229,705
                                 --------   --------   ----------  ----------
                                  172,726    170,514      364,725     340,741
                                 --------   --------   ----------  ----------

Income Before Equity in
  Earnings of Joint Ventures      467,524    485,236      930,329     974,506

Equity in Earnings of Joint
  Ventures                         69,346     60,028      131,471     119,756
                                 --------   --------   ----------  ----------

Net Income                       $536,870   $545,264   $1,061,800  $1,094,262
                                 ========   ========   ==========  ==========

Allocation of Net Income:
  General partners               $  5,369   $  5,453   $   10,618  $   10,943
  Limited partners                531,501    539,811    1,051,182   1,083,319
                                 --------   --------   ----------  ----------

                                 $536,870   $545,264   $1,061,800  $1,094,262
                                 ========   ========   ==========  ==========

Net Income Per Limited
  Partner Unit                   $   8.86   $   9.00   $    17.52  $    18.06
                                 ========   ========   ==========  ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                      60,000     60,000       60,000      60,000
                                 ========   ========   ==========  ==========


           See accompanying notes to condensed financial statements.





                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Six Months Ended       Year Ended
                                               June 30,         December 31,
                                                1996                1995
                                          ------------------    ------------

General partners:
  Beginning balance                          $   402,138        $   380,548
  Contribution                                    22,300                 -
  Net income                                      10,618             21,590
                                             -----------        -----------
                                                 435,056            402,138
                                             -----------        -----------


Limited partners:
  Beginning balance                           22,886,026         23,457,277
  Net income                                   1,051,182          2,188,749
  Distributions ($23.00 and
    $46.00 per limited
    partner unit, respectively)               (1,380,000)        (2,760,000)
                                             -----------        -----------
                                              22,557,208         22,886,026
                                             -----------        -----------

Total partners' capital                      $22,992,264        $23,288,164
                                             ===========        ===========


           See accompanying notes to condensed financial statements.






                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                            June 30,
                                                       1996         1995
                                                   -----------   -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 1,380,932   $ 1,368,958
                                                   -----------   -----------

    Cash Flows from Investing Activities:
      Additions to land and buildings on
        operating leases                                    -         (1,628)
      Investment in Joint Venture                     (520,000)           -
      Decrease in restricted cash                      518,150            -
      Payment of lease costs                              (669)           -
                                                   -----------   -----------
          Net cash used in investing
            activities                                  (2,519)       (1,628)
                                                   -----------   -----------

    Cash Flows from Financing Activities:
      Reimbursement of acquisition costs paid
        by related party on behalf of the
        Partnership                                         -         (1,175)
      Contributions from general partner                22,300            -
      Distributions to limited partners             (1,380,000)   (1,380,000)
                                                   -----------   -----------
          Net cash used in financing
            activities                              (1,357,700)   (1,381,175)
                                                   -----------   -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                  20,713       (13,845)

Cash and Cash Equivalents at Beginning
  of Period                                            485,864       579,574
                                                   -----------   -----------

Cash and Cash Equivalents at End of
  Period                                           $   506,577   $   565,729
                                                   ===========   ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                             $   690,000   $   690,000
                                                   ===========   ===========


           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                               June 30,   December 31,
                                                 1996         1995
                                              ----------  ------------

            Land and buildings on
              operating leases, less
              accumulated depreciation        $3,605,454    $2,829,115
            Net investment in direct
              financing leases                   867,398       874,650
            Cash                                 164,949         7,697
            Receivables                           22,389        34,683
            Prepaid expenses                         392         1,324
            Accrued rental income                154,343       139,301
            Other assets                          32,501        35,501
            Liabilities                            6,251        18,890
            Partners' capital                  4,841,175     3,903,381
            Revenues                             246,765       434,150
            Net income                           195,400       357,511

      The Partnership recognized income totalling $131,471 and $119,756 for the six months ended June 30, 1996 and 1995, respectively, from these Joint Ventures, $69,346 and $60,028 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,380,932 and $1,368,958 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the six months ended June 30, 1996 and 1995.

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

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $506,577 invested in such short-term investments as compared to $485,864 at
December 31, 1995.   The funds remaining at June 30, 1996, will be used
towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, increased to $798,935 at June 30, 1996, from $769,665 at December 31, 1995, primarily as a result of an increase in amounts payable to related parties. Total liabilities at June 30, 1996, to the extent they exceed cash and cash equivalents at June 30, 1996, will be paid from future cash from operations, and, in the event the general partners elect to make additional contributions, from future general partner contributions.

      Based on current cash from operations, and to a lesser extent, additional capital contributions from the corporate general partner received in April 1996 described above, the Partnership declared distributions to limited partners of $1,380,000 for each of the six months ended June 30, 1996 and 1995 ($690,000 for each of the quarters ended June 30, 1996 and 1995). This represents distributions for each applicable six months of $23.00 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
- ---------------------

      During the six months ended June 30, 1995, the Partnership owned and leased 36 wholly owned Properties (including one Property in Hastings, Michigan, which was sold in December 1995), and during the six months ended June 30, 1996 the Partnership owned and leased 35 wholly owned Properties to operators generally of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $1,227,853 and $1,256,758, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $613,980 and $628,292 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in rental and earned income is primarily attributable to a decrease of approximately $13,100 and $26,200 during the quarter and six months ended June 30, 1996, respectively, as a result of the sale of the Property in Hastings, Michigan, in December 1995.

      During the six months ended June 30, 1996 and 1995, the Partnership also earned $42,130 and $44,065, respectively, in contingent rental income, $19,409 and $20,673 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

      During the six months ended June 30, 1996 and 1995, the Partnership also owned and leased five Properties indirectly through joint venture arrangements, and for the six months ended June 30, 1996, owned and leased one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $131,471 and $119,756, respectively, attributable to the net income earned by these joint ventures, $69,346 and $60,028 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in net income earned by these joint ventures is primarily attributable to the fact that in January 1996, the Partnership reinvested the net sales proceeds it received from the sale, in December 1995, of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common.

      Interest and other income was $25,071 and $14,424 for the six months ended June 30, 1996, and 1995, respectively, of which $6,861 and $6,785 was earned for the quarters ended June 30, 1996 and 1995, respectively. The increase in interest and other income during the six months ended June 30, 1996, is primarily the result of the Partnership earning more late fees on past due rental amounts during the six months ended June 30, 1996.

      Operating expenses, including depreciation and amortization expense, were $364,725 and $340,741 for the six months ended June 30, 1996 and 1995, respectively, of which $172,726 and $170,514 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1996, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease in September 1994, the Partnership expects to continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a replacement tenant is located. The Partnership is currently seeking a replacement tenant for this Property.

      The increase in operating expenses during the quarter and six months ended June 30, 1996, was partially offset by a decrease in depreciation expense as a result of the sale of the Property in Hastings, Michigan, in December 1995.





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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.





                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 9th day of August, 1996.

                              CNL INCOME FUND IV, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)