Form 10-K405
period 1996-12-31
CNL INCOME FUND IV LTD
filed 1997-03-31
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes [X]    No  [ ]

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to meet other working capital needs of the Partnership. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996, reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. As a result of the above transactions, as of December 31, 1996, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 1998 and 2014. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,100 to $135,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

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

Major Tenants

         During 1996, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L. P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). As of December 31, 1996, Shoney's, Inc. was the lessee under leases relating to six restaurants and Tampa Foods, L. P. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Shoney's, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into five separate joint venture arrangements, Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture and Kingsville Real Estate Joint Venture, to purchase and hold five Properties through such joint ventures. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

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

         In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 53.68% interest in this Property.

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


Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 41 Properties located in 15 states and the District of Columbia. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 14,000 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the two Checkers Properties are owned by the tenant, while the land parcels are owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 1,200 to 6,800 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Tampa Foods, L.P. leases two Wendy's restaurants. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $105,500 (ranging from approximately $98,600 to $112,500).

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



                                    PART  II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 2,927 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfer of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 18.5%).

                                                      1996 (1)                          1995 (1)
                                           ------------------------------      -----------------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       $475      $385        $432         $475      $403        $465
         Second Quarter                       500       380         467          432       395         419
         Third Quarter                        420       387         400          475       375         442
         Fourth Quarter                       500       397         464          500       390         465


(1) A total of 845 and 553 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $2,760,000 to the Limited Partners. Distributions of $690,000 were declared at the close of each of the Partnership's calendar quarters during 1996 and 1995 to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

Item 6.  Selected Financial Data

                                   1996             1995              1994             1993            1992
                               ------------     ------------      ------------     ------------      --------
Year ended December 31:
    Revenues (1)                $ 2,820,295      $ 2,871,572       $ 2,865,770      $ 2,933,727       $ 2,922,043
    Net income (2)                2,347,167        2,210,339         2,310,524        2,263,745         2,291,842
    Cash distributions
       declared                   2,760,000        2,760,000         2,760,000        2,760,000         2,760,000
    Net income per Unit (2)           38.75            36.48             38.13            37.35             37.82
    Cash distributions
       declared per Unit              46.00            46.00             46.00            46.00             46.00

At December 31:
    Total assets                $23,730,892      $24,057,829       $24,598,179      $25,195,579       $24,954,682
    Partners' capital            22,897,631       23,288,164        23,837,825       24,287,301        24,706,056

    (1)  Revenues include equity in earnings of joint ventures.

    (2) Net income for the years ended December 31, 1996, 1995 and 1994, includes $221,390, $128,547 and $128,592, respectively, from gains on sale of land and buildings.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 41 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,713,964, $2,670,393 and $2,544,211 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations for each of the years ended December 31, 1996 and 1995, as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital. Cash from operations during the years ended December 31, 1996, 1995 and 1994, was also affected by the following.

         In October 1992, the Partnership accepted a promissory note from the former tenant of the Property in Maywood, Illinois, for $175,000 for amounts due relating to past due rents and real estate taxes and other expenses the Partnership had incurred as a result of the former tenant's having defaulted under the terms of the lease. The note was non-interest bearing and was payable in 36 monthly installments of $2,500 through September 1995, and thereafter in eight monthly installments of $10,000, with the balance due and payable on February 20, 1996. The Partnership discounted the note to a principal balance of $138,094 using an interest rate of ten percent. During 1995, the former tenant defaulted under the terms of the note. Because of the financial difficulties that the former tenant was experiencing, the Partnership established an allowance for doubtful accounts for the full amount of unpaid principal and interest of $111,031 relating to this note; therefore, no amounts were included in receivables at

December 31, 1996 and 1995. The Partnership is continuing to pursue collection of these amounts and will recognize such amounts reserved as income if collected.

         Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

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

         In January 1996, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Hastings, Michigan, in December 1995, along with additional funds, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1996, the Partnership owned a 53.68% interest in this Property.

         In September 1996, the Partnership sold its Property in Tampa, Florida, for $1,090,000 and received net sales proceeds of $1,049,550, resulting in a gain of $221,390 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $832,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $216,800 in excess of its original purchase price. In December 1996, the Partnership reinvested $1,026,194 in a Boston Market Property, located in Richmond, Virginia. The remaining net sales proceeds will be used to meet other working capital needs of the Partnership.

         In October 1996, the Partnership received notice from the tenant of its Property in Detroit, Michigan, that it intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of February 28, 1997, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property. This transaction, if it occurs, is not expected to adversely affect the Partnership's operations in 1997 and future years. Any proceeds received from the sale of this Property will be reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the year ended December 31, 1996, the Partnership received $22,300 in capital contributions from the corporate General Partner in connection with the operations of the Partnership. No such contributions were received during the years ended December 31, 1995 and 1994.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $554,593 invested in such short-term investments, as compared to $485,864 at December 31, 1995. The funds remaining at December 31, 1996, will be used for the payment of distributions and other liabilities.

         During 1996, 1995 and 1994, affiliates of the General Partners, incurred on behalf of the Partnership $114,409, $101,876 and $95,935, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $67,153 and $27,166, respectively, to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, increased to $733,560 at December 31, 1996, from $724,628 at December 31, 1995. Total liabilities at December 31, 1996, to the extent they exceed cash and cash equivalents at December 31, 1996, will be paid from future cash from operations and, in the event the General Partners elect to make additional contributions, from future General Partner contributions.

         Based primarily on current and anticipated future cash from operations, and to a lesser extent additional capital contributions received from the General Partners, the Partnership declared distributions to the Limited Partners of $2,760,000 for each of the years ended December 31, 1996, 1995 and 1994. This represents distributions of $46 per Unit for each of the years ended December 31, 1996, 1995 and 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

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

Results of Operations

         During 1994, the Partnership owned and leased 37 wholly owned Properties (including one Property in York, Pennsylvania, which was sold in April 1994), during 1995, the Partnership owned and leased 36 wholly owned Properties (including one Property in Hastings, Michigan, which was sold in December 1995), and during 1996, the Partnership owned and leased 36 wholly owned Properties (including one Property in Tampa, Florida, which was sold in September 1996). In addition, during 1996, 1995 and 1994, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property. During 1996, the Partnership also owned and leased one Property with affiliates as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 41 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $18,100 to $135,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $2,397,691, $2,510,406 and $2,480,031, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties described above. The decrease in rental and earned income during 1996, as compared to 1995, is primarily attributable to a decrease of approximately $53,100 as a result of the sale of the Property in Hastings, Michigan, in December 1995. Rental and earned income also decreased by approximately $29,300 as a result of the sale of the Property in Tampa, Florida, in September 1996. In December 1996, the Partnership reinvested the net sales proceeds from the sale of the Property in Tampa, Florida, in a Boston Market Property located in Richmond, Virginia, and anticipates an increase in rental and earned income in 1997 and subsequent years.

         Rental and earned income also decreased in 1996 as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $28,500 for rental and other amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. As of February 28, 1997, the Partnership was negotiating an agreement with the tenant for the collection of past due amounts and will recognize such amounts as income if collected.

         The increase in rental and earned income during 1995, as compared to 1994, is primarily the result of the Partnership reinvesting the majority of the sales proceeds from the 1994 sale of the Property in York, Pennsylvania, in two separate Properties in Miami, Florida, and Douglasville, Georgia, as described above in "Liquidity and Capital Resources".

         In addition, rental income during 1996, 1995 and 1994, was affected by the fact that in September 1994, the tenant of the Property in Leesburg, Florida, ceased operations of the restaurant business located at the Property and defaulted under the terms of its lease. No rental income was earned on this Property during the years ended December 31, 1996 and 1995. The Partnership is currently seeking a replacement tenant for this Property.

         For the years ended December 31, 1996, 1995 and 1994, the Partnership earned $97,318, $94,101 and $105,416, respectively, in contingent rental income from the Partnership's wholly owned Properties. The decrease in contingent rental income in 1995, as compared to 1994, is primarily attributable to a decrease in gross sales for a certain restaurant Property whose lease requires the payment of contingent rental income.

         In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $277,431, $245,778 and $247,197, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures is primarily attributable to the fact that in January 1996, the Partnership reinvested the net sales proceeds it received from the sale in December 1995 of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1996, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenant-in-common). As of December 31, 1996, Shoney's, Inc. was the lessee under leases relating to six restaurants and Tampa Foods L.P. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, three Restaurant Chains, Shoney's, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1996 (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $694,518, $789,780 and $683,838 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in operating expenses in 1996, as compared to 1995, and the increase in 1995, as compared to 1994, is primarily a result of the fact that the Partnership's former tenant of the Property in Maywood, Illinois, defaulted under the terms of its promissory note with the Partnership, as described above in "Liquidity and Capital Resources," and the Partnership recorded bad debt expense and established an allowance for doubtful accounts of $102,431 relating to this Property during 1995. The Partnership is continuing to pursue collection of these amounts and will record such amounts as income if collected.

         The decrease in operating expenses during 1996, as compared to 1995, was partially offset by, and the increase during 1995, as compared to 1994, was partially a result of, an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources."

         As the result of the former tenant of the Maywood Property defaulting under the terms of its lease, the Partnership re-leased this Property during 1993, to two new operators subject to two separate leases. During 1994, the Partnership recorded past due real estate taxes relating to prior years' real estate taxes for which the former tenant was responsible. In addition, in connection with one of the two new leases for the Property in Maywood, Illinois, the Partnership is responsible for the proportionate share of real estate taxes and insurance expense. In addition, during 1996 and 1995, the Partnership paid for a portion of the real estate taxes that are the responsibility of the other tenant of the Maywood Property, due to a shortage of amounts collected from the tenant for the payment of their proportionate share of real estate taxes. In addition, as a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance expense relating to this Property during 1996, 1995 and 1994. The Partnership is currently seeking a replacement tenant for this Property and expects to incur these expenses until such time as a new lease is executed for this Property.

         Depreciation expense decreased during 1996 and 1995, each as compared to the prior year, as a result of the sale of the Properties in Tampa, Florida, in September 1996, and Hastings, Michigan, in December 1995.

         As a result of the sale of the Property in Tampa, Florida in September 1996, the sale of the Property in Hastings, Michigan, in December 1995 and the sale of the Property in York, Pennsylvania, in April 1994, the Partnership recognized gains for financial reporting purposes of $221,390, $128,547 and $128,592, respectively, for the years ended December 31, 1996, 1995 and 1994, respectively.

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

         The Partnership's leases as of December 31, 1996, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS








                                                           Page

Report of Independent Accountants                           12

Financial Statements:

  Balance Sheets                                            13

  Statements of Income                                      14

  Statements of Partners' Capital                           15

  Statements of Cash Flows                                  16

  Notes to Financial Statements                             18

                       Report of Independent Accountants




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Orlando, Florida
January 28, 1997

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                      December 31,
           ASSETS                             1996                    1995
           ------                          -----------              ----------

Land and buildings on operating
  leases, less accumulated
  depreciation                             $18,737,516              $18,944,694
Net investment in direct
  financing leases                           1,303,604                1,334,489
Investment in joint ventures                 2,783,738                2,374,684
Cash and cash equivalents                      554,593                  485,864
Restricted cash                                     -                   518,150
Receivables, less allowance for
  doubtful accounts of $156,933
  and $166,866                                  62,561                   94,870
Prepaid expenses                                10,935                    9,733
Lease costs, less accumulated
  amortization of $15,458 and
  $13,291                                        8,486                   10,653
Accrued rental income                          269,359                  284,692
Other assets                                       100                       -
                                           -----------              ----------

                                           $23,730,892              $24,057,829
                                           ===========              ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $    10,831              $    12,672
Accrued and escrowed real
  estate taxes payable                          32,729                   21,956
Distributions payable                          690,000                  690,000
Due to related parties                          67,153                   27,166
Rents paid in advance and
  deposits                                      32,548                   17,871
                                           -----------              -----------
    Total liabilities                          833,261                  769,665

Commitments (Note 12)

Partners' capital                           22,897,631               23,288,164
                                           -----------              -----------

                                           $23,730,892              $24,057,829
                                           ===========              ===========



                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                        1996                1995               1994
                                     ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                           $2,263,677          $2,373,386         $2,340,297
  Earned income from direct
    financing leases                    134,014             137,020            139,734
  Contingent rental income               97,318              94,101            105,416
  Interest and other income              47,855              21,287             33,126
                                     ----------          ----------         ----------
                                      2,542,864           2,625,794          2,618,573
                                     ----------          ----------         ----------

Expenses:
  General operating and
    administrative                      161,714             140,374            125,768
  Professional services                  29,289              31,287             28,449
  Bad debt expense                           -              102,431              2,128
  Real estate taxes                      37,589              37,745             47,659
  State and other taxes                  21,694              19,006             16,029
  Depreciation and amortization         444,232             458,937            463,805
                                     ----------          ----------         ----------
                                        694,518             789,780            683,838
                                     ----------          ----------         ----------

Income Before Equity in Earnings
  of Joint Ventures and Gain on
  Sale of Land and Buildings          1,848,346           1,836,014          1,934,735

Equity in Earnings of Joint
  Ventures                              277,431             245,778            247,197

Gain on Sale of Land and Buildings      221,390             128,547            128,592
                                     ----------          ----------         ----------

Net Income                           $2,347,167          $2,210,339         $2,310,524
                                     ==========          ==========         ==========

Allocation of Net Income:
  General partners                   $   22,219          $   21,590         $   22,507
  Limited partners                    2,324,948           2,188,749          2,288,017
                                     ----------          ----------         ----------

                                     $2,347,167          $2,210,339         $2,310,524
                                     ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                               $    38.75          $    36.48         $    38.13
                                     ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                            60,000              60,000             60,000
                                     ==========          ==========         ==========


                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994


                                General Partners                          Limited Partners
                                        Accumu-                                     Accumu-
                             Contri-     lated        Contri-        Distri-         lated      Syndication
                             butions    Earnings      butions        butions        Earnings       Costs         Total
                             --------   --------    -----------   ------------    -----------   -----------   --------
Balance, December 31, 1993   $241,504   $116,537    $30,000,000   $(14,167,963)   $11,537,223   $(3,440,000)  $24,287,301

  Distributions to limited
    partners ($46 per
    limited partner unit)          -          -              -      (2,760,000)            -             -     (2,760,000)
  Net income                       -      22,507             -              -       2,288,017            -      2,310,524
                             --------   --------    -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1994    241,504    139,044     30,000,000    (16,927,963)    13,825,240    (3,440,000)   23,837,825

  Distributions to limited
    partners ($46 per
    limited partner unit)          -          -              -      (2,760,000)            -             -     (2,760,000)
  Net income                       -      21,590             -              -       2,188,749            -      2,210,339
                             --------   --------    -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1995    241,504    160,634     30,000,000    (19,687,963)    16,013,989    (3,440,000)   23,288,164

  Contributions from
    general partners           22,300         -              -              -              -             -         22,300
  Distributions to limited
    partners ($46 per
    limited partner unit)          -          -              -      (2,760,000)            -             -     (2,760,000)
  Net income                       -      22,219             -              -       2,324,948            -      2,347,167
                             --------   --------    -----------   ------------    -----------   -----------   -----------

Balance, December 31, 1996   $263,804   $182,853    $30,000,000   $(22,447,963)   $18,338,937   $(3,440,000)  $22,897,631
                             ========   ========    ===========   ============    ===========   ===========   ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                      Year Ended December 31,
                                           1996                1995             1994
                                        -----------         -----------        -------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants      $ 2,588,248         $ 2,586,716        $ 2,582,954
        Distributions from joint
          ventures                          305,866             271,006            255,478
        Cash paid for expenses             (206,059)           (205,759)          (318,821)
        Interest received                    25,909              18,430             24,600
                                        -----------         -----------        -----------
            Net cash provided by
              operating activities        2,713,964           2,670,393          2,544,211
                                        -----------         -----------        -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          land and building               1,049,550             518,650            712,000
        Additions to land and
          buildings on operating
          leases                         (1,035,516)             (1,628)          (537,317)
        Investment in joint venture        (437,489)                 -                  -
        Decrease (increase) in
          restricted cash                   518,150            (518,150)                -
        Payment of lease costs               (2,230)             (1,800)              (360)
                                        -----------         -----------        -----------
            Net cash provided by
              (used in) investing
              activities                     92,465              (2,928)           174,323
                                        -----------         -----------        -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acqui-
          sition costs paid by
          related parties on
          behalf of the Partner-
          ship                                   -               (1,175)                -
        Contributions from general
          partner                            22,300                  -                  -
        Distributions to limited
          partners                       (2,760,000)         (2,760,000)        (2,760,000)
                                        -----------         -----------        -----------
            Net cash used in
              financing activities       (2,737,700)         (2,761,175)        (2,760,000)
                                        -----------         -----------        -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                       68,729             (93,710)           (41,466)

Cash and Cash Equivalents at
  Beginning of Year                         485,864             579,574            621,040
                                        -----------         -----------        -----------

Cash and Cash Equivalents at End
  of Year                               $   554,593         $   485,864        $   579,574
                                        ===========         ===========        ===========





        See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                            Year Ended December 31,
                                                                  1996                1995               1994
                                                               -----------         -----------        -------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                                 $ 2,347,167         $ 2,210,339        $ 2,310,524
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               442,065             455,543            460,411
        Amortization                                                 2,167               3,394              3,394
        Equity in earnings of
          joint ventures, net
          of distributions                                          28,435              25,228              9,189
        Gain on sale of land and
          buildings                                               (221,390)           (128,547)          (128,592)
        Decrease in receivables                                     41,531              93,451              1,280
        Increase in prepaid
          expenses                                                  (1,202)             (1,747)            (2,420)
        Decrease in net invest-
          ment in direct finan-
          cing leases                                               30,885              27,879             25,165
        Decrease (increase) in
          accrued rental income                                    (21,520)            (22,921)            15,301
        Increase (decrease) in
          accounts payable and
          accrued expenses                                          11,162              (3,532)          (125,825)
        Increase (decrease) in
          due to related parties,
          excluding reimbursement
          of acquisition costs
          paid on behalf of the
          Partnership                                               39,987              27,166               (908)
        Increase (decrease) in
          rents paid in advance
          and deposits                                              14,677             (15,860)           (23,308)
                                                               -----------         -----------        -----------
            Total adjustments                                      366,797             460,054            233,687
                                                               -----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 2,713,964         $ 2,670,393        $ 2,544,211
                                                               ===========         ===========        ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Acquisition costs paid by
      an affiliate on behalf
      of the Partnership                                       $        -          $        -         $     1,175
                                                               ===========         ===========        ===========

    Distributions declared
      and unpaid at December 31                                $   690,000         $   690,000        $   690,000
                                                               ===========         ===========        ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

         Investment in Joint Ventures - The Partnership's investments in Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture and a property in Clinton, North Carolina, held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

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

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                       1996                   1995
                                    -----------            -------

       Land                         $ 8,694,357            $ 8,704,309
       Buildings                     13,434,194             13,285,534
                                    -----------            -----------
                                     22,128,551             21,989,843
       Less accumulated
         depreciation                (3,391,035)            (3,045,149)
                                    -----------            -----------

                                    $18,737,516            $18,944,694
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

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         In addition, in September 1996, the Partnership sold its property in Tampa, Florida, for 1,090,000 and received net sales proceeds of $1,049,550, resulting in a gain of $221,390 for financial reporting purposes. This property was originally acquired by the Partnership in December 1988 and had a cost of approximately $832,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $216,800 in excess of its original purchase price. In December 1996, the Partnership reinvested approximately $1,026,200 in a Boston Market property located in Richmond, Virginia.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $21,520, $22,921 and $14,859, respectively, of such rental income. Income recognized during 1994 was reduced by $30,160 as a result of the Partnership's reversing accrued rental income relating to the lease for the property in Leesburg, Florida, which was terminated during 1994.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                 $ 2,304,708
                  1998                   2,291,878
                  1999                   2,305,900
                  2000                   2,312,574
                  2001                   2,282,124
                  Thereafter            16,202,412
                                       -----------
                                       $27,699,596
                                       ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                     1996          1995
                                                 -----------   --------
                  Minimum lease payments
                    receivable                   $ 1,990,589   $ 2,155,488
                  Estimated residual values          527,829       527,829
                  Less unearned income            (1,214,814)   (1,348,828)
                                                 -----------   -----------

                  Net investment in direct
                    financing leases             $ 1,303,604   $ 1,334,489
                                                 ===========   ===========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

                  1997             $  164,899
                  1998                164,899
                  1999                164,899
                  2000                164,899
                  2001                164,899
                  Thereafter        1,166,094
                                   ----------
                                   $1,990,589
                                   ==========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 51 percent, a 26.6%, a 57 percent, a 96.1% and a 68.87% interest in the profits and losses of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture and Kingsville Real Estate Joint
         Venture, respectively.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures - Continued:

         In January 1996, the Partnership acquired a property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1996, the Partnership owned a 53.68% interest in this property.

         The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture and the Partnership and affiliates, as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the joint ventures' combined, condensed financial information at December 31:

                                                   1996         1995
                                                 ---------    -------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 3,565,440  $2,829,115
                  Net investment in
                    direct financing
                    leases                         859,667     874,650
                  Cash                              11,001       7,697
                  Receivables                       34,308      34,683
                  Accrued rental income            168,784     139,301
                  Other assets                      30,143      36,825
                  Liabilities                       10,724      18,890
                  Partners' capital              4,658,619   3,903,381
                  Revenues                         511,606     434,150
                  Net income                       411,884     357,511

         The Partnership recognized income totalling $277,431, $245,778 and $247,197 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Restricted Cash:

         As of December 31, 1995, net sales proceeds of $518,150 from the sale of the property in Hastings, Michigan, was being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. As of December 31, 1996, the proceeds had been reinvested in a property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners (see Note 5).

7.       Receivables:

         In October 1992, the Partnership accepted a promissory note from a former tenant for $175,000 for amounts due relating to past due rents and real estate taxes and other expenses the Partnership incurred as a result of the former tenant's default under the terms of its lease of the property in Maywood, Illinois. During 1995, the former tenant defaulted under the terms of the note and due to the financial difficulties that the former tenant was experiencing, the Partnership established an allowance for doubtful accounts for the full amount of unpaid principal and interest of $111,031 relating to this note; therefore, no amounts were included in receivables at December 31, 1996 and 1995.

8.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of property, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Allocations and Distributions - Continued:

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

         During each of the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $2,760,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                       1996             1995              1994
                                                    ----------       ----------        -------
         Net income for
           financial reporting
           purposes                                 $2,347,167       $2,210,339        $2,310,524

         Depreciation for tax
           reporting purposes
           in excess of
           depreciation for
           financial reporting
           purposes                                    (17,764)         (16,933)          (16,251)

         Direct financing
           leases recorded as
           operating leases for
           tax reporting
           purposes                                     30,885           27,879            25,165

         Gain on sale of land
           and buildings for
           financial reporting
           purposes in excess
           of gain for tax
           reporting purposes                         (140,228)        (128,547)           (4,225)

         Equity in earnings of joint
           ventures for financial
           reporting purposes in
           excess of equity in
           earnings of joint
           ventures for tax
           reporting purposes                          (25,853)         (22,624)          (36,826)

         Allowance for doubtful
           accounts                                     (9,933)         122,022             3,026

         Accrued rental income                         (21,520)         (22,921)           15,301

         Rents paid in advance                          14,677          (15,860)           (7,843)
                                                    ----------       ----------        ----------

         Net income for federal
           income tax purposes                      $2,177,431       $2,153,355        $2,288,871
                                                    ==========       ==========        ==========

                                       28

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, non-cumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are non-cumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Related Party Transactions - Continued:

         is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $85,899, $79,776 and $49,816 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                               1996             1995
                                             -------           -------

        Due to Affiliates:
          Expenditures incurred on
            behalf of the Partnership          $39,279           $16,543
          Accounting and administrative
            services                            27,874            10,623
                                               -------           -------

                                               $67,153           $27,166
                                               =======           =======

11.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for the years ended December 31:

                                              1996      1995      1994
                                            --------  --------  ------

                  Shoney's, Inc.            $425,390  $423,124  $419,918
                  Tampa Foods, L.P.          291,347   320,883   321,487

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


11.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                               1996             1995              1994
                             --------         --------          ------

         Shoney's            $557,841         $559,710          $555,436
         Wendy's Old
           Fashioned
           Hamburger
           Restaurants        499,305          525,948           526,344
         Denny's              360,080          358,467           358,405


         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

12.      Commitments:

         In October 1996, the Partnership received notice from the tenant of its property in Detroit, Michigan, that the tenant intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of January 28, 1997, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp. (the Managing Dealer of the Offering), President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective

January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price

Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                      Name of Partner                     Percent of Class
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



Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                        Amount Incurred
                       Type of Compensation                                                               For the Year
                            and Recipient                     Method of Computation                 Ended December 31, 1996
                 Reimbursement to affiliates             Operating expenses are                 Operating expenses incurred on
                 for operating expenses                  reimbursed at the lower of             behalf of the Partnership:
                                                         cost or 90 percent of the              $114,409
                                                         prevailing rate at which
                                                         comparable services could have         Accounting and administrative
                                                         been obtained in the same              services:  $85,899
                                                         geographic area.  Affiliates
                                                         of the General Partners from
                                                         time to time incur certain
                                                         operating expenses on behalf
                                                         of the Partnership for which
                                                         the Partnership reimburses the
                                                         affiliates without interest.








                                                                                                        Amount Incurred
                       Type of Compensation                                                               For the Year
                           and Recipient                      Method of Computation                 Ended December 31, 1996
                 Annual, subordinated  manage-           One percent of the sum of                 $ - 0 -
                 ment fee to affiliates                  gross operating revenues from
                                                         Properties wholly owned by the
                                                         Partnership plus the
                                                         Partnership's allocable share
                                                         of gross revenues of joint
                                                         ventures in which the
                                                         Partnership is a co-venturer
                                                         and the Property owned with an
                                                         affiliate as tenants-in-
                                                         common, subordinated to
                                                         certain minimum returns to the
                                                         Limited Partners.  The
                                                         management fee will not exceed
                                                         competitive fees for
                                                         comparable services.   Due to
                                                         the fact that these fees are
                                                         non-cumulative, if the Limited
                                                         Partners do not receive their
                                                         10% Preferred Return in any
                                                         particular year, no management
                                                         fees will be due or payable
                                                         for such year.

                 Deferred, subordinated real             A deferred, subordinated real             $ - 0 -
                 estate disposition fee payable          estate disposition fee,
                 to affiliates                           payable upon sale of one or
                                                         more Properties, in an amount
                                                         equal to the lesser of (i)
                                                         one-half of a competitive real
                                                         estate commission, or (ii)
                                                         three percent of the sales
                                                         price of such Property or
                                                         Properties.  Payment of such
                                                         fee shall be made only if
                                                         affiliates of the General
                                                         Partners  provide a
                                                         substantial amount of services
                                                         in connection with the sale of
                                                         a Property or Properties and
                                                         shall be subordinated to
                                                         certain minimum returns to the
                                                         Limited Partners.  However, if
                                                         the net sales proceeds are
                                                         reinvested in a replacement
                                                         property, no such real estate
                                                         disposition fee will be
                                                         incurred until such
                                                         replacement property is sold
                                                         and the net sales proceeds are
                                                         distributed.








                                                                                                        Amount Incurred
                       Type of Compensation                                                               For the Year
                           and Recipient                      Method of Computation                 Ended December 31, 1996
                 General Partners' deferred,             A deferred, subordinated share            $ - 0 -
                 sub-ordinated share of                  equal to one percent of
                 Partnership net cash flow               Partnership distributions of
                                                         net cash flow, subordinated to
                                                         certain minimum returns to the
                                                         Limited Partners.

                 General Partners' deferred,             A deferred, subordinated share            $ - 0 -
                 sub-ordinated share of                  equal to five percent of
                 Partnership net sales proceeds          Partnership distributions of
                 from a sale or sales                    such net sales proceeds,
                                                         subordinated to certain
                                                         minimum returns to the Limited
                                                         Partners.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

                  Schedule III - Real Estate and Accumulated Depreciation at
                                 December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated
                                          Depreciation at December 31, 1996

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

                  10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                  27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                          CNL INCOME FUND IV, LTD.

                                          By:      CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE, President


                                          By:      ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ------------------------
                                                   ROBERT A. BOURNE


                                          By:      JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   -----------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                            Title                          Date
/s/ Robert A. Bourne          President, Treasurer and Director      March 25, 1997
----------------------        (Principal Financial and Accounting
Robert A. Bourne              Officer)


/s/ James M. Seneff, Jr.      Chief Executive Officer and Director   March 25, 1997
-----------------------       (Principal Executive Officer)
James M. Seneff, Jr.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994


                                                                                 Additions
                                           Balance at         Charged to          Charged to                              Balance
                                            Beginning          Costs and             Other                                at End
Year       Description                       of Year           Expenses            Accounts            Deductions         of Year
----       -----------                     ----------         ----------          ----------           ----------        --------

1994       Allowance for
             doubtful
             accounts (a)                  $ 41,818            $  1,165            $43,679(b)           $41,818(c)       $ 44,844
                                           ========            ========            =======              =======          ========


1995       Allowance for
             doubtful
             accounts (a)                  $ 44,844            $111,687            $24,138(b)           $13,803(c)       $166,866
                                           ========            ========            =======              =======          ========


1996       Allowance for
             doubtful
             accounts (a)                  $166,866            $     -             $38,389(b)           $48,322(c)       $156,933
                                           ========            ========            =======              =======          ========


           (a)  Deducted from receivables on the balance sheet.

           (b)  Reduction of rental and other income.

           (c)  Amounts written off as uncollectible.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



                                                                                            Costs Capitalized
                                                                                               Subsequent
                                                    Initial Cost                            To Acquisition
                                                                       Buildings
                                      Encum-                             and             Improve-      Carrying
                                     brances           Land          Improvements         ments         Costs
  Properties of Joint Venture in
  has Invested in Under
  Operating Leases:
    Boston Market Restaurant:
      Richmond, Virginia                  -         $  504,169         $  522,025       $       -      $     -

    Captain D's Restaurants:
      Alexander City, Alabama             -            120,210            279,689               -            -
      Oak Ridge, Tennessee                -            169,951            281,686               -            -

    Checkers Drive-In Restaurants:
      Miami, Florida                      -            174,336                 -                -            -
      Douglasville, Georgia               -            365,784                 -                -            -

    Denny's Restaurants:
      Marion, Ohio                        -            135,407            334,665               -            -
      Dundee, Michigan                    -            251,650                 -           372,278           -
      Union Township, Ohio                -            300,179            630,608               -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Franklin, Indiana                 -            107,560            586,375               -            -
        Streator, Illinois                -            161,616            650,934               -            -

    Hardee's Restaurants:
      Winchester, Indiana                 -            287,769                 -           442,785           -
      Portland, Indiana                   -            187,928                 -           532,931           -

    Jack in the Box Restaurant:
      San Antonio, Texas                  -            352,957                 -           368,702           -

    Pizza Hut Restaurants:
      Memphis, Texas                      -             26,510            231,874               -            -
      Carthage, Texas                     -             40,444            232,823               -            -
      Crystal City, Texas                 -              8,826            178,570               -            -
      Sequin, Texas                       -             63,708            184,279               -            -
      Washington, D.C.                    -            191,737                 -                -            -

    Perkins Restaurants:
      Leesburg, Florida                   -            409,840            282,290           89,112           -
      Palm Bay, Florida                   -            469,927            365,128          310,676           -


                                                                                                                      Life
                                                                                                                    on Which
                                               Gross Amount at Which Carried                                      Depreciation
                                                  at Close of Period (c)                                            in Latest
                                                     Buildings                                Date                   Income
                                                        and                     Accumulated   of Con-     Date    Statement is
                                          Land      Improvements      Total     Depreciation  struction Acquired    Computed
  Properties of Joint Venture in
  has Invested in Under
  Operating Leases:
    Boston Market Restaurant:
      Richmond, Virginia               $  504,169    $   522,025   $ 1,026,194  $       48     1996        12/96       (b)

    Captain D's Restaurants:
      Alexander City, Alabama             120,210        279,689       399,899      74,814     1988        12/88       (b)
      Oak Ridge, Tennessee                169,951        281,686       451,637      75,373     1988        12/88       (b)

    Checkers Drive-In Restaurants:
      Miami, Florida                      174,336             -        174,336          (g)      -         06/94       (g)
      Douglasville, Georgia               365,784             -        365,784          (g)      -         12/94       (g)

    Denny's Restaurants:
      Marion, Ohio                        135,407        334,665       470,072      40,026     1989        10/88       (h)
      Dundee, Michigan                    251,650        372,278       623,928     101,342     1988        10/88       (b)
      Union Township, Ohio                300,179        630,608       930,787     170,790     1987        11/88       (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Franklin, Indiana                 107,560        586,375       693,935     166,140     1988        06/88       (b)
        Streator, Illinois                161,616        650,934       812,550     180,815     1988        08/88       (b)

    Hardee's Restaurants:
      Winchester, Indiana                 287,769        442,785       730,554     119,871     1988        07/88       (b)
      Portland, Indiana                   187,928        532,931       720,859     128,076     1989        11/88       (b)

    Jack in the Box Restaurant:
      San Antonio, Texas                  352,957        368,702       721,659      96,272     1989        11/88       (b)

    Pizza Hut Restaurants:
      Memphis, Texas                       26,510        231,874       258,384      64,087     1985        09/88       (b)
      Carthage, Texas                      40,444        232,823       273,267      64,350     1981        09/88       (b)
      Crystal City, Texas                   8,826        178,570       187,396      49,355     1981        09/88       (b)
      Sequin, Texas                        63,708        184,279       247,987      50,933     1974        09/88       (b)
      Washington, D.C.                    191,737             (f)      191,737          (d)    1986        01/89       (d)

    Perkins Restaurants:
      Leesburg, Florida                   409,840        371,402       781,242      98,525     1989        12/88       (b)
      Palm Bay, Florida                   469,927        675,804     1,145,731     179,276     1989        12/88       (b)


                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996

                                                                          Costs Capitalized
                                                                            Subsequent             Gross Amount at Which Carried
                                              Initial Cost                To Acquisition               at Close of Period (c)
                                                         Buildings                                            Buildings
                                   Encum-                   and        Improve-   Carrying                       and
                                  brances      Land     Improvements    ments      Costs         Land        Improvements    Total
    Shoney's Restaurants:
      Alexander City, Alabama          -       202,438       428,406          -         -        202,438       428,406     630,844
      Topeka, Kansas                   -       292,407       465,321          -         -        292,407       465,321     757,728
      Brookhaven, Mississippi          -       312,574       452,601          -         -        312,574       452,601     765,175
      Auburn, Alabama                  -       363,432       426,123          -         -        363,432       426,123     789,555
      Tampa, Florida                   -       316,697            -      894,659        -        316,697       894,659   1,211,356

    Taco Bell Restaurants:
      Edgewood, Maryland               -       440,355            -      523,478        -        440,355       523,478     963,833
      Naples, Florida                  -       141,188       236,224      57,565        -        141,188       293,789     434,977
      Ft. Myers, Florida               -       232,853       332,911      68,928        -        232,853       401,839     634,692

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Detroit, Michigan              -       192,814       462,793          -         -        192,814       462,793     655,607
        Mechanicsville, Virginia       -       346,627       502,117          -         -        346,627       502,117     848,744
        Tampa, Florida                 -       530,456       432,958          -         -        530,456       432,958     963,414
        Tampa, Florida                 -       476,755       368,405          -         -        476,755       368,405     845,160

    Other Restaurant:
      Corpus Christi, Texas            -       204,287            -      460,803        -        204,287       460,803     665,090
      Maywood, Illinois (i)            -       310,966            -      443,472        -        310,966       443,472     754,438
                                            ----------    ----------  ----------  -------     ----------   ----------- -----------

                                            $8,694,357    $8,868,805  $4,565,389  $     -     $8,694,357   $13,434,194 $22,128,551
                                            ==========    ==========  ==========  =======     ==========   =========== ===========

                                                                               Life
                                                                             on Which
                                                                           Depreciation
                                                                            in Latest
                                                    Date                      Income
                                    Accumulated     of Con-        Date     Statement is
                                    Depreciation   struction     Acquired    Computed
    Shoney's Restaurants:
      Alexander City, Alabama         114,594       1988           12/88       (b)
      Topeka, Kansas                  124,510       1988           12/88       (b)
      Brookhaven, Mississippi         121,107       1988           12/88       (b)
      Auburn, Alabama                 114,022       1988           12/88       (b)
      Tampa, Florida                  223,665       1989           02/89       (b)

    Taco Bell Restaurants:
      Edgewood, Maryland              137,413       1989           10/88       (b)
      Naples, Florida                  75,485       1981           12/88       (b)
      Ft. Myers, Florida              103,716       1977           12/88       (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Detroit, Michigan             125,982       1983           10/88       (b)
        Mechanicsville, Virginia      135,293       1988           12/88       (b)
        Tampa, Florida                115,542       1984           12/88       (b)
        Tampa, Florida                 98,316       1987           12/88       (b)

    Other Restaurant:
      Corpus Christi, Texas           125,086       1988           10/88       (b)
      Maywood, Illinois (i)           116,211       1988           09/88       (b)
                                   ----------

                                   $3,391,035
                                   ==========

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996



                                                                          Costs Capitalized
                                                                              Subsequent            Gross Amount at Which Carried
                                                   Initial Cost             To Acquisition              at Close of Period (c)
                                                         Buildings                                         Buildings
                                   Encum-                   and         Improve-   Carrying                   and
                                  brances      Land     Improvements     ments      Costs       Land      Improvements     Total

Property of Joint Venture in
  Which the Partnership has a
  51% Interest and has Invested
  in Under an Operating Lease:
    Denny's Restaurant:
      Holland, Michigan                -    $  295,987    $       -    $  780,451  $     -   $  295,987    $   780,451  $ 1,076,438
                                            ==========    ==========   ==========  =======   ==========    ===========  ===========

Property of Joint Venture
 in Which the Partnership has
 a 26.6% Interest and has
  Invested in Under an Operating
  Lease:
    Po Folks Restaurant:
      Titusville, Florida              -    $  271,350    $       -    $  750,985  $     -   $  271,350    $   750,985  $ 1,022,335
                                            ==========    ==========   ==========  =======   ==========    ===========  ===========

Property of Joint Venture in
  Which the Partnership has a 57%
  Interest and has Invested
  in Under an Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                   -    $  183,229    $  192,857   $       -   $     -   $  183,229    $   192,857  $   376,086
                                            ==========    ==========   ==========  =======   ==========    ===========  ===========

Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has
  Invested in Under an Operating
  Lease:
    KFC Restaurant:
      Auburn, Massachusetts            -    $  484,362    $       -    $       -   $     -   $  484,362         (f)     $   484,362
                                            ==========    ==========   ==========  =======   ==========                 ===========

Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has
  Invested in Under an Operating
  Lease:
    Denny's Restaurant:
      Kingsville, Texas                -    $  171,061    $       -    $   99,128  $     -   $  270,189         (f)     $   270,189
                                            ==========    ==========   ==========  =======   ==========                 ===========

Property of Joint Venture in
  Which the Partnership has a
  53.68% Interest and has
  Invested in Under an Operating
  Lease:
    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina        -    $  138,382    $  676,588   $       -   $     -   $  138,382    $   676,588  $   814,970
                                            ==========    ==========   ==========  =======   ==========    ===========  ===========



                                                                                                            Life
                                                                                                           on Which
                                                                                                         Depreciation
                                                                                          in Latest
                                                           Date                            Income
                                       Accumulated         of Con-        Date          Statement is
                                       Depreciation       struction     Acquired          Computed

Property of Joint Venture in
  Which the Partnership has a
  51% Interest and has Invested
  in Under an Operating Lease:
    Denny's Restaurant:
      Holland, Michigan                  $  212,456       1988            11/88            (b)
                                         ==========

Property of Joint Venture
 in Which the Partnership has
 a 26.6% Interest and has
  Invested in Under an Operating Lease:
    Po Folks Restaurant:
      Titusville, Florida                $  200,263       1988            12/88            (b)
                                         ==========

Property of Joint Venture in
  Which the Partnership has a 57%
  Interest and has Invested
  in Under an Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                     $   45,053       1986            12/89            (b)
                                         ==========

Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has
  Invested in Under an Operating Lease:
    KFC Restaurant:
      Auburn, Massachusetts                  (d)          1989            5/89            (d)


Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has
  Invested in Under an Operating Lease:
    Denny's Restaurant:
      Kingsville, Texas                      (d)          1988           10/88           (d)


Property of Joint Venture in
  Which the Partnership has a
  53.68% Interest and has
  Invested in Under an Operating Lease:
    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina          $   21,168       1996                01/96          (b)
                                         ==========



                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996


                                                                                Costs Capitalized
                                                                                  Subsequent          Gross Amount at Which Carried
                                                           Initial Cost         To Acquisition           at Close of Period (c)
                                                             Buildings                                        Buildings
                                     Encum-                    and          Improve-      Carrying              and
                                    brances       Land     Improvements      ments         Costs     Land   Improvements    Total
Properties the Partnership
  has Invested in Under Direct
  Financing Leases:
    Pizza Hut Restaurant:
      Washington, D.C.                   -     $       -     $  459,543    $       -      $     -       -             (f)       (f)

    Shoney's Restaurant:
      Punta Gorda, Florida               -        210,438       770,826        39,193           -       (f)           (f)       (f)
                                               ----------    ----------    ----------     -------

                                               $  210,438    $1,230,369    $   39,193     $     -
                                               ==========    ==========    ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under a Direct Financing
  Lease:
    KFC Restaurant:
      Auburn, Massachusetts              -     $       -     $       -     $  434,947     $     -       -             (f)       (f)
                                               ==========    ==========    ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under a Direct Financing
  Lease:
    Denny's Restaurant:
      Kingsville, Texas                  -     $       -     $       -     $  535,489     $     -       -             (f)        (f)
                                               ==========    ==========    ==========     =======

                                                                                       Life
                                                                                      on Which
                                                                                    Depreciation
                                                                                     in Latest
                                                      Date                             Income
                                     Accumulated     of Con-          Date          Statement is
                                     Depreciation   struction       Acquired          Computed
Properties the Partnership
  has Invested in Under Direct
  Financing Leases:
    Pizza Hut Restaurant:
      Washington, D.C.                    (d)           1986            01/89         (d)

    Shoney's Restaurant:
      Punta Gorda, Florida                (e)           1989            02/89         (e)





Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under a Direct Financing
  Lease:
    KFC Restaurant:
      Auburn, Massachusetts               (d)           1989            05/89         (d)


Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under a Direct Financing
  Lease:
    Denny's Restaurant:
      Kingsville, Texas                    (d)           1988            10/88         (d)


                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                        Accumulated
                                                                             Cost             Depreciation
        Properties the Partnership has
         Invested in Under Operating Leases:

                        Balance, December 31, 1993                        $22,214,462           $2,275,266
                        Dispositions                                         (652,228)             (68,820)
                        Acquisitions                                          539,794                   -
                        Reclassified to operating
                          lease                                               334,665                   -
                        Depreciation expense                                       -               460,411
                                                                          -----------           ----------

                        Balance, December 31, 1994                         22,436,693            2,666,857
                        Dispositions                                         (447,176)             (77,251)
                        Additional costs
                          capitalized                                             326                   -
                        Depreciation expense                                       -               455,543
                                                                          -----------           ----------

                        Balance, December 31, 1995                         21,989,843            3,045,149
                        Dispositions                                         (887,486)             (96,179)
                        Acquisitions                                        1,026,194                   -
                        Depreciation expense                                       -               442,065
                                                                          -----------           ----------

                        Balance, December 31, 1996                        $22,128,551           $3,391,035
                                                                          ===========           ==========


                    Property of Joint Venture in
                      Which the Partnership has a 51%
                      Interest and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1993                        $ 1,076,438           $  134,411
                        Depreciation expense                                       -                26,015
                                                                          -----------           ----------

                        Balance, December 31, 1994                          1,076,438              160,426
                        Depreciation expense                                       -                26,015
                                                                          -----------           ----------

                        Balance, December 31, 1995                          1,076,438              186,441
                        Depreciation expense                                       -                26,015
                                                                          -----------           ----------

                        Balance, December 31, 1996                        $ 1,076,438           $  212,456
                                                                          ===========           ==========


                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996


                                                                                              Accumulated
                                                                             Cost             Depreciation

                    Property of Joint Venture in
                      Which the Partnership has a
                      26.6% Interest and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1993                        $ 1,022,335           $  125,164
                        Depreciation expense                                       -                25,033
                                                                          -----------           ----------

                        Balance, December 31, 1994                          1,022,335              150,197
                        Depreciation expense                                       -                25,033
                                                                          -----------           ----------

                        Balance, December 31, 1995                          1,022,335              175,230
                        Depreciation expense                                       -                25,033
                                                                          -----------           ----------

                        Balance, December 31, 1996                        $ 1,022,335           $  200,263
                                                                          ===========           ==========


                    Property of Joint Venture in
                    Which the Partnership has a 57%
                    Interest and has Invested in
                    Under an Operating Lease:

                        Balance, December 31, 1993                        $   376,086           $   25,767
                        Depreciation expense                                       -                 6,428
                                                                          -----------           ----------

                        Balance, December 31, 1994                            376,086               32,195
                        Depreciation expense                                       -                 6,429
                                                                          -----------           ----------

                        Balance, December 31, 1995                            376,086               38,624
                        Depreciation expense                                       -                 6,429
                                                                          -----------           ----------

                        Balance, December 31, 1996                        $   376,086           $   45,053
                                                                          ===========           ==========

                                      F-7

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996


                                                                                              Accumulated
                                                                             Cost             Depreciation
                    Property of Joint Venture in
                    Which the Partnership has a
                      96.1% Interest and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1993                        $   484,362           $       -
                        Depreciation expense (d)                                   -                    -
                                                                          -----------           ---------

                        Balance, December 31, 1994                            484,362                   -
                        Depreciation expense (d)                                   -                    -
                                                                          -----------           ---------

                        Balance, December 31, 1995                            484,362                   -
                        Depreciation expense (d)                                   -                    -
                                                                          -----------           ---------

                        Balance, December 31, 1996                        $   484,362           $       -
                                                                          ===========           =========


                    Property of Joint Venture in
                      Which the Partnership has a
                      68.87% Interest and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1993                        $   270,189           $       -
                        Depreciation expense (d)                                   -                    -
                                                                          -----------           ---------

                        Balance, December 31, 1994                            270,189                   -
                        Depreciation expense (d)                                   -                    -
                                                                          -----------           ---------

                        Balance, December 31, 1995                            270,189                   -
                        Depreciation expense (d)                                   -                    -
                                                                          -----------           ---------

                        Balance, December 31, 1996                        $   270,189           $       -
                                                                          ===========           =========


                    Property of Joint Venture in
                      Which the Partnership has a
                      53.68% Interest and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1995                        $        -            $       -
                        Acquisitions                                          814,970                   -
                        Depreciation expense                                       -                21,168
                                                                          -----------           ----------

                        Balance, December 31, 1996                        $   814,970           $   21,168
                                                                          ===========           ==========

                                      F-8

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $23,401,009 and $4,914,469, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                    EXHIBITS

                                 EXHIBIT INDEX

Exhibit Number                                                                    Page
      3.1         Certificate of Limited Partnership of CNL Income Fund IV, Ltd.
                  (Included as Exhibit 3.1 in Amendment No. 1 to Registration
                  Statement No. 33-20249 on Form S-11 and incorporated herein by reference.)

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

     10.3         Assignment of Property Management Agreement from CNL Income
                  Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                  Exhibit 10.3 to Form 10- K filed with the Securities and
                  Exchange Commission on April 1, 1996, and incorporated herein by reference.)

     27           Financial Data Schedule (Filed herewith.)