Form 10-Q
period 1997-03-31
CNL INCOME FUND IV LTD
filed 1997-05-12
CIK 829739

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ----------------------------------

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


                           CNL Income Fund IV, Ltd.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                             59-2854435
-----------------------------      -------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organiza-             Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                 32801
----------------------------       -------------------------------
(Address of principal                         (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                   -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------







                                   CONTENTS



Part I                                                            Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-8


Part II

  Other Information                                               9











                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
               ASSETS                               1997             1996
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,503,643
  and $3,391,035                                 $18,624,908    $18,737,516
Net investment in direct
  financing leases                                 1,295,376      1,303,604
Investment in joint ventures                       2,761,335      2,783,738
Cash and cash equivalents                            463,499        554,593
Receivables, less allowance for
  doubtful accounts of $195,104
  and $156,933                                        84,448         62,561
Prepaid expenses                                       5,765         10,935
Lease costs, less accumulated
  amortization of $16,081 and
  $15,458                                              7,863          8,486
Accrued rental income                                277,137        269,359
Other assets                                             200            100
                                                 -----------    -----------

                                                 $23,520,531    $23,730,892
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    14,740    $    10,831
Accrued and escrowed real estate
  taxes payable                                       34,662         32,729
Distributions payable                                690,000        690,000
Due to related parties                                34,276         67,153
Rents paid in advance and deposits                    73,574         32,548
                                                 -----------    -----------
    Total liabilities                                847,252        833,261

Commitments (Note 2)

Partners' capital                                 22,673,279     22,897,631
                                                 -----------    -----------

                                                 $23,520,531    $23,730,892
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended
                                                               March 31,
                                                           1997        1996
                                                         --------    --------

Revenues:
  Rental income from operating leases                    $548,252    $580,076
  Earned income from direct financing
    leases                                                 32,996      33,797
  Contingent rental income                                 23,943      22,721
  Interest and other income                                 6,607      18,210
                                                         --------    --------
                                                          611,798     654,804
                                                         --------    --------

Expenses:
  General operating and administrative                     42,915      42,810
  Professional services                                     5,226       9,747
  Real estate taxes                                        23,670      10,672
  State and other taxes                                    16,317      16,552
  Depreciation and amortization                           113,231     112,218
                                                         --------    --------
                                                          201,359     191,999
                                                         --------    --------

Income Before Equity in Earnings of
  Joint Ventures                                          410,439     462,805

Equity in Earnings of Joint Ventures                       55,209      62,125
                                                         --------    --------

Net Income                                               $465,648    $524,930
                                                         ========    ========

Allocation of Net Income:
  General partners                                       $  4,656    $  5,249
  Limited partners                                        460,992     519,681
                                                         --------    --------

                                                         $465,648    $524,930
                                                         ========    ========

Net Income Per Limited Partner Unit                      $   7.68    $   8.66
                                                         ========    ========

Weighted Average Number of Limited
  Partner Units Outstanding                                60,000      60,000
                                                         ========    ========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1997              1996
                                               -------------     ------------

General partners:
  Beginning balance                             $   446,657      $   402,138
  Contribution                                           -            22,300
  Net income                                          4,656           22,219
                                                -----------      -----------
                                                    451,313          446,657
                                                -----------      -----------


Limited partners:
  Beginning balance                              22,450,974       22,886,026
  Net income                                        460,992        2,324,948
  Distributions ($11.50 and
    $46.00 per limited
    partner unit, respectively)                    (690,000)      (2,760,000)
                                                -----------      -----------
                                                 22,221,966       22,450,974
                                                -----------      -----------

Total partners' capital                         $22,673,279      $22,897,631
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                            March 31,
                                                        1997         1996
                                                     ---------     ---------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                     $ 590,230     $ 674,733
                                                     ---------     ---------

    Cash Flows from Investing Activities:
      Investment in joint venture                           -       (520,000)
      Decrease in restricted cash                           -        518,150
      Other                                              8,676            -
                                                     ---------     ---------
        Net cash provided by (used in)
          investing activities                           8,676        (1,850)
                                                     ---------     ---------

    Cash Flows from Financing Activities:
      Distributions to limited partners               (690,000)     (690,000)
                                                     ---------     ---------
        Net cash used in financing
          activities                                  (690,000)     (690,000)
                                                     ---------     ---------

Net Decrease in Cash and Cash Equivalents              (91,094)      (17,117)

Cash and Cash Equivalents at Beginning of
  Quarter                                              554,593       485,864
                                                     ---------     ---------

Cash and Cash Equivalents at End of
  Quarter                                            $ 463,499     $ 468,747
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

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1996.

2.    Commitment:

      In October 1996, the Partnership received notice from the tenant of its property in Detroit, Michigan, that the tenant intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of April 30, 1997, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

3.    Subsequent Event:

      In April 1997, the Partnership received $138,000 in capital contributions from the corporate general partner in connection with the operations of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $590,230 and $674,733 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operation" below, and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarter ended March 31, 1997.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it app-ropriate in connection with the operations of the Partnership. In April 1997, the Partnership received $138,000 in contributions from the corporate general partner in connection with the operations of the Partnership.

      In October 1996, the Partnership received notice from the tenant of its Property in Detroit, Michigan, that the tenant intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of April 30, 1997, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property. This transaction, if it occurs, is not expected to adversely affect the Partnership's operations in 1997 and future years. Any proceeds received from the sale of this Property will be reinvested in additional Properties, distributed to the limited partners or used for other Partnership purposes.


Liquidity and Capital Resources - Continued

      Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $463,499 invested in such short-term investments as compared to $554,593 at
December 31, 1996.   The funds remaining at March 31, 1997, will be used
towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership, including distributions payable, increased to $847,252 at March 31, 1997, from $833,261 at December 31, 1996. Total liabilities at March 31, 1997, to the extent they exceed cash and cash equivalents at March 31, 1997, will be paid from future cash from operations, from general partner capital contributions of $138,000 received in April 1997, and, in the event the general partners elect to make additional contributions, from future general partner contributions.

      Based on current and anticipated future cash from operations, and to a lesser extent, additional capital contributions from the corporate general partner received in April 1997 described above, and in April 1996, the Partnership declared distributions to limited partners of $690,000 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $11.50 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations

      During the quarters ended March 31, 1997 and 1996, the Partnership owned and leased 35 wholly owned Properties to operators generally of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $581,248 and $613,873, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the Partnership increasing its allowance


Results of Operations - Continued

for doubtful accounts by approximately $25,700 for rental amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter ended March 31, 1996. In addition, rental and earned income decreased during the quarter ended March 31, 1997, as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $10,100 for rental amounts relating to the Property located in Palm Bay, Florida, due to financial difficulties the tenant is experiencing. As of April 30, 1997, the Partnership was negotiating an agreement with the tenant of these Properties for the collection of past due amounts and will recognize such amounts as income if collected.

      During the quarters ended March 31, 1997 and 1996, the Partnership also earned $23,943 and $22,721, respectively, in contingent rental income.

      During the quarters ended March 31, 1997 and 1996, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $55,209 and $62,125, respectively, attributable to the net income earned by these joint ventures. The decrease is attributed to some joint ventures adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts as of the quarter ended March 31, 1997.

      Operating expenses, including depreciation and amortization expense, were $201,359 and $191,999 for the quarters ended March 31, 1997 and 1996, respectively. The increase in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily the result of the Partnership accruing real estate taxes of approximately $8,000 relating to the Hardees Properties in Portland and Winchester, Indiana. Payment of these taxes remains the responsibility of the tenant of these Properties; however, because of the current financial difficulties the tenant is experiencing, the general partners believe that payment of these expenses is by the tenant doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and recognize such amounts as income if collected.

      As a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease in September 1994, the Partnership incurred real estate tax expense and insurance expense during the quarters ended March 31, 1997 and 1996, relating to this Property. The Partnership expects to continue to incur these expenses until a replacement tenant is located. The Partnership is currently seeking a replacement tenant for this Property.


                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable.

Item 3.     Defaults upon Senior Securities.  Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 9th day of May, 1997.


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