Form 10-Q
period 1997-06-30
CNL INCOME FUND IV LTD
filed 1997-07-23
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                  to


                             Commission file number
                                     0-17549


                            CNL Income Fund IV, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                  59-2854435
    (State or other juris-                       (I.R.S. Employer
   diction of incorporation                     Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                       32801
   (Address of principal                            (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                          (407) 422-1574


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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                              June 30,              December 31,
               ASSETS                           1997                    1996
                                             -----------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,616,252
  and $3,391,035                             $18,512,299             $18,737,516
Net investment in direct
  financing leases                             1,286,934               1,303,604
Investment in joint ventures                   2,753,454               2,783,738
Cash and cash equivalents                        462,782                 554,593
Receivables, less allowance for
  doubtful accounts of $180,598
  and $156,933                                   116,416                  62,561
Prepaid expenses                                  12,181                  10,935
Lease costs, less accumulated
  amortization of $16,703 and
  $15,458                                          7,241                   8,486
Accrued rental income                            284,915                 269,359
Other assets                                         200                     100
                                             -----------             -----------

                                             $23,436,422             $23,730,892
                                             ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     5,009             $    10,831
Accrued and escrowed real estate
  taxes payable                                   75,984                  32,729
Distributions payable                            690,000                 690,000
Due to related parties                            59,876                  67,153
Rents paid in advance and deposits                35,465                  32,548
                                             -----------             -----------
    Total liabilities                            866,334                 833,261

Commitment (Note 3)

Partners' capital                             22,570,088              22,897,631
                                             -----------             -----------

                                             $23,436,422             $23,730,892
                                             ===========             ===========












            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                            Quarter Ended                      Six Months Ended
                                                              June 30,                           June 30,
                                                      1997           1996               1997             1996
                                                    --------       --------          ----------       -------
Revenues:
  Rental income from
    operating leases                                $501,859       $580,375          $1,050,111       $1,160,451
  Earned income from direct
    financing leases                                  32,784         33,605              65,780           67,402
  Contingent rental income                            20,661         19,409              44,604           42,130
  Interest and other income                            4,864          6,861              11,471           25,071
                                                    --------       --------          ----------       ----------
                                                     560,168        640,250           1,171,966        1,295,054
                                                    --------       --------          ----------       ----------

Expenses:
  General operating and
    administrative                                    36,751         44,183              79,666           86,993
  Bad debt expense                                    12,794             -               12,794               -
  Professional services                                8,864          4,670              14,090           14,417
  Real estate taxes                                    4,357          7,288              28,027           17,960
  State and other taxes                                  134          5,142              16,451           21,694
  Depreciation and amorti-
    zation                                           113,231        111,443             226,462          223,661
                                                    --------       --------          ----------       ----------
                                                     176,131        172,726             377,490          364,725
                                                    --------       --------          ----------       ----------

Income Before Equity in
  Earnings of Joint Ventures                         384,037        467,524             794,476          930,329

Equity in Earnings of Joint
  Ventures                                            64,772         69,346             119,981          131,471
                                                    --------       --------          ----------       ----------

Net Income                                          $448,809       $536,870          $  914,457       $1,061,800
                                                    ========       ========          ==========       ==========

Allocation of Net Income:
  General partners                                  $  4,488       $  5,369          $    9,144       $   10,618
  Limited partners                                   444,321        531,501             905,313        1,051,182
                                                    --------       --------          ----------       ----------

                                                    $448,809       $536,870          $  914,457       $1,061,800
                                                    ========       ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                      $   7.41       $   8.86          $    15.09       $    17.52
                                                    ========       ========          ==========       ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                         60,000         60,000              60,000           60,000
                                                    ========       ========          ==========       ==========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              1997                      1996
                                                                        ----------------            --------
General partners:
  Beginning balance                                                      $   446,657                $   402,138
  Contribution                                                               138,000                     22,300
  Net income                                                                   9,144                     22,219
                                                                         -----------                -----------
                                                                             593,801                    446,657
                                                                         -----------                -----------


Limited partners:
  Beginning balance                                                       22,450,974                 22,886,026
  Net income                                                                 905,313                  2,324,948
  Distributions ($23.00 and
    $46.00 per limited
    partner unit, respectively)                                           (1,380,000)                (2,760,000)
                                                                         -----------                -----------
                                                                          21,976,287                 22,450,974
                                                                         -----------                -----------

Total partners' capital                                                  $22,570,088                $22,897,631
                                                                         ===========                ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 1997                  1996
                                                                             -----------            -------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                             $ 1,142,182            $ 1,380,932
                                                                             -----------            -----------

    Cash Flows from Investing
      Activities:
        Investment in joint venture                                                   -                (520,000)
        Decrease in restricted cash                                                   -                 518,150
        Other                                                                      8,007                   (669)
                                                                             -----------            -----------
            Net cash provided by
              (used in) investing
              activities                                                           8,007                 (2,519)
                                                                             -----------            -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                                                138,000                 22,300
        Distributions to limited
          partners                                                            (1,380,000)            (1,380,000)
                                                                             -----------            -----------
            Net cash used in
              financing activities                                            (1,242,000)            (1,357,700)
                                                                             -----------            -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                                           (91,811)                20,713

Cash and Cash Equivalents at
  Beginning of Period                                                            554,593                485,864
                                                                             -----------            -----------

Cash and Cash Equivalents at End of
  Period                                                                     $   462,782            $   506,577
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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1996.

2.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. As of June 30, 1997, the receivable balance was $32,343. (See Note 4)

3.       Commitment:

         In October 1996, the Partnership received notice from the tenant of its property in Detroit, Michigan, that the tenant intends to exercise its option to purchase the property in accordance with the terms of its lease agreement. As of July 10, 1997, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this property.

4.       Subsequent Events:

         In July 1997, the Partnership entered into a new lease for the property located in Leesburg, Florida, with a new tenant to

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


4.       Subsequent Events - Continued:

         operate the property as a Steak 'n Shake restaurant. In connection therewith, the Partnership has agreed to fund up to $685,000 in conversion costs associated with this property.

         As of July 10, 1997, the Partnership entered into a letter of intent with a new tenant to operate the properties located in Portland and Winchester, Indiana. In connection therewith, the Partnership anticipates to fund up to $250,000 in conversion costs associated with these properties.

         In July 1997, the Partnership received $87,000 in capital contributions from the corporate general partner in connection with the operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triplenet leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,142,182 and $1,380,932 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operation" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. In April 1997, the Partnership received $138,000 in contributions from the corporate general partner in connection with the operations of the Partnership. In addition, in July 1997, the Partnership received $87,000 in contributions from the corporate general partner in connection with the operations of the Partnership.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. As of June 30, 1997 the receivable balance was $32,343.

         In October 1996, the Partnership received notice from the tenant of its Property in Detroit, Michigan, that the tenant intends to exercise its option to purchase the Property in accordance with the terms of its lease agreement. As of July 10, 1997, the Partnership and the tenant had not yet entered into a purchase and sale agreement relating to this Property. This transaction, if it occurs, is not expected to adversely affect the Partnership's operations in 1997 and future years. Any proceeds received from the sale of this Property will be reinvested in additional Properties, distributed to the limited partners or used for other Partnership purposes.

         In July 1997, the Partnership entered into a new lease for the Property located in Leesburg, Florida, with a new tenant to operate the Property as a Steak n Shake restaurant. In connection therewith, the Partnership has agreed to fund up to $685,000 in conversion costs associated with this Property.

         As of July 10, 1997, the Partnership entered into a letter of intent for a lease with a new tenant to operate the Properties located in Portland and Winchester, Indiana. In connection therewith, the Partnership anticipates to fund up to $250,000 in conversion costs associated with these Properties.

         Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $462,782 invested in such short-term investments as compared to $554,593 at December 31, 1996. The funds remaining at June 30, 1997, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $866,334 at June 30, 1997, from $833,261 at December 31, 1996.
Total liabilities at June 30, 1997, to the extent they exceed cash and cash equivalents at June 30, 1997, will be paid from future cash from operations, from general partner capital contributions of $87,000 received in July 1997, and, in the event the general partners elect to make additional contributions, from future general partner contributions.

         Based on current and anticipated future cash from operations, and to a lesser extent, additional capital contributions from the corporate general partner received in April and July 1997 described above, and in April 1996, the Partnership declared distributions to limited partners of $1,380,000 for each of the six months ended June 30, 1997 and 1996 ($690,000 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $23.00 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations

         During the six months ended June 30, 1997 and 1996, the Partnership owned and leased 35 wholly owned Properties to operators generally of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $1,115,891 and $1,227,853, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $534,643 and $613,980 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the Partnership increasing its allowance for doubtful accounts by approximately $60,500 and $86,200, respectively, for rental amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and six months ended June 30, 1996. In June 1997, the Partnership terminated the lease with the former tenant as discussed above in "Liquidity and Capital Resources". The Partnership does not intend to continue to pursue the collection of these rental and other amounts due from the former tenant unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources".

         In addition, rental and earned income decreased during the quarter and six months ended June 30, 1997, as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $21,700 and $31,800, respectively, for rental amounts relating to the Property located in Palm Bay, Florida, due to financial difficulties the tenant is experiencing. As of June 30, 1997, the Partnership was negotiating an agreement with the tenant for the collection of past due amounts relating to this Property and will recognize such amounts as income if collected.

         During the six months ended June 30, 1997 and 1996, the Partnership also earned $44,604 and $42,130, respectively, in contingent rental income, $20,661 and $19,409 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

         During the six months ended June 30, 1997 and 1996, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $119,981 and $131,471, respectively, attributable to the net income earned by these joint ventures, $64,772 and $69,346 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease is attributed to some joint ventures adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the six months ended June 30, 1997.

         Operating expenses, including depreciation and amortization expense, were $377,490 and $364,725 for the six months ended June 30, 1997 and 1996, respectively, of which $176,131 and $172,726 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is due to the fact that the Partnership recorded bad debt expense of $12,794 in 1997, relating to the Properties located in Portland and Winchester, Indiana, relating to past due rental amounts. The Partnership does not intend to continue to pursue the collection of such amounts unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources".

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 18th day of July, 1997.


                            CNL INCOME FUND IV, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                         ---------------------------------
                                              JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                        ------------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)