Form 10-Q
period 1997-09-30
CNL INCOME FUND IV LTD
filed 1997-11-06
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS




Part I                                                       Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                 1

    Condensed Statements of Income                           2

    Condensed Statements of Partners' Capital                3

    Condensed Statements of Cash Flows                       4

    Notes to Condensed Financial Statements                  5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                           7-11


Part II

  Other Information                                          12

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                      September 30,            December 31,
               ASSETS                     1997                     1996
                                      -------------            ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $3,728,860
  and $3,391,035                       $18,587,191             $18,737,516
Net investment in direct
  financing leases                       1,278,274               1,303,604
Investment in joint ventures             2,744,458               2,783,738
Cash and cash equivalents                  463,741                 554,593
Receivables, less allowance for
  doubtful accounts of $208,268
  and $156,933                              98,924                  62,561
Prepaid expenses                            12,110                  10,935
Lease costs, less accumulated
  amortization of $17,325 and
  $15,458                                    6,619                   8,486
Accrued rental income                      292,693                 269,359
Other assets                                   200                     100
                                       -----------             -----------

                                       $23,484,210             $23,730,892
                                       ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                       $     2,810             $    10,831
Accrued construction costs payable         187,500                      -
Accrued and escrowed real estate
  taxes payable                             55,395                  32,729
Distributions payable                      690,000                 690,000
Due to related parties                      69,474                  67,153
Rents paid in advance and deposits          34,790                  32,548
                                       -----------             -----------
    Total liabilities                    1,039,969                 833,261

Commitment (Note 3)

Partners' capital                       22,444,241              22,897,631
                                       -----------             -----------

                                       $23,484,210             $23,730,892
                                       ===========             ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                   Nine Months Ended
                                                            September 30,                     September 30,
                                                      1997           1996               1997             1996
                                                    --------       --------          ----------       ----------
Revenues:
  Rental income from
    operating leases                                $508,852       $574,651          $1,558,963       $1,735,102
  Earned income from direct
    financing leases                                  32,564         33,407              98,344          100,809
  Contingent rental income                            20,661         19,409              65,265           61,539
  Interest and other income                           17,509          8,191              28,980           33,262
                                                    --------       --------          ----------       ----------
                                                     579,586        635,658           1,751,552        1,930,712
                                                    --------       --------          ----------       ----------

Expenses:
  General operating and
    administrative                                    33,940         40,537             113,606          127,530
  Bad debt expense                                        -              -               12,794               -
  Professional services                                4,110          4,173              18,200           18,590
  Real estate taxes                                    3,487         14,464              31,514           32,424
  State and other taxes                                   25             -               16,476           21,694
  Depreciation and amorti-
    zation                                           113,230        111,642             339,692          335,303
                                                    --------       --------          ----------       ----------
                                                     154,792        170,816             532,282          535,541
                                                    --------       --------          ----------       ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land
  and Building                                       424,794        464,842           1,219,270        1,395,171

Equity in Earnings of Joint
  Ventures                                            52,359         69,645             172,340          201,116

Gain on Sale of Land and
  Building                                                -         221,390                  -           221,390
                                                    --------       --------          ----------       ----------

Net Income                                          $477,153       $755,877          $1,391,610       $1,817,677
                                                    ========       ========          ==========       ==========

Allocation of Net Income:
  General partners                                  $  4,772       $  6,307          $   13,916       $   16,925
  Limited partners                                   472,381        749,570           1,377,694        1,800,752
                                                    --------       --------          ----------       ----------

                                                    $477,153       $755,877          $1,391,610       $1,817,677
                                                    ========       ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                      $   7.87       $  12.49          $    22.96       $    30.01
                                                    ========       ========          ==========       ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                         60,000         60,000              60,000           60,000
                                                    ========       ========          ==========       ==========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                               Nine Months Ended             Year Ended
                                 September 30,              December 31,
                                      1997                      1996
                               -----------------            --------

General partners:
  Beginning balance              $   446,657                $   402,138
  Contribution                       225,000                     22,300
  Net income                          13,916                     22,219
                                 -----------                -----------
                                     685,573                    446,657
                                 -----------                -----------


Limited partners:
  Beginning balance               22,450,974                 22,886,026
  Net income                       1,377,694                  2,324,948
  Distributions ($34.50 and
    $46.00 per limited
    partner unit, respectively)   (2,070,000)                (2,760,000)
                                 -----------                -----------
                                  21,758,668                 22,450,974
                                 -----------                -----------

Total partners' capital          $22,444,241                $22,897,631
                                 ===========                ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended
                                                     September 30,
                                            1997                  1996
                                        -----------            ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                        $ 1,746,810            $ 2,070,821
                                        -----------            -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                           -               1,049,550
        Investment in joint venture              -                (520,000)
        Return of capital from
          joint venture                          -                  82,511
        Increase in restricted cash              -                (531,400)
        Other                                 7,338                 (1,338)
                                        -----------            -----------
            Net cash provided by
              investing activities            7,338                 79,323
                                        -----------            -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                           225,000                 22,300
        Distributions to limited
          partners                       (2,070,000)            (2,070,000)
                                        -----------            -----------
            Net cash used in
              financing activities       (1,845,000)            (2,047,700)
                                        -----------            -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                      (90,852)               102,444

Cash and Cash Equivalents at
  Beginning of Period                       554,593                485,864
                                        -----------            -----------

Cash and Cash Equivalents at End of
  Period                                $   463,741            $   588,308
                                        ===========            ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period           $   690,000            $   690,000
                                        ===========            ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1996.

2.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at September 30, 1997, included $15,945 of such amounts, including accrued interest of $389.
         (See Note 3).

3.       Commitment:

         In July 1997, the Partnership entered into new leases for the properties in Portland and Winchester, Indiana, with a new tenant to operate the properties as Arby's restaurants. In connection therewith, the Partnership has agreed to fund up to $250,000 in renovation costs ($125,000 for each property), of which $187,500 in costs had been incurred and accrued as construction in process as of September 30, 1997.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Commitment - Continued:

         In September 1997, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell the Checkers property located in Douglasville, Georgia. The general partners believe that the anticipated sales price for this property will exceed the carrying cost associated with the property; however, as of October 31, 1997, the sale of this property had not occurred.

4.       Subsequent Events:

         In  October  1997,  the   Partnership   received   $69,000  in  capital
         contributions from the corporate general partner in connection with the operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple- net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 41 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,746,810 and $2,070,821 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. In April and July 1997, the Partnership received $138,000 and $87,000, respectively, in contributions from the corporate general partner in connection with the operations of the Partnership. In addition, in October 1997, the Partnership received $69,000 in contributions from the corporate general partner in connection with the operations of the Partnership.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at September 30, 1997 included $15,945 of such amounts, including accrued interest of $389.

         In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In connection therewith, the Partnership has agreed to fund up to $250,000 in renovation costs ($125,000 for each Property), of which $187,500 in costs had been incurred and accrued as construction in process as of September 30, 1997.

         In September 1997, the Partnership entered into a purchase and sale agreement with an unrelated third party to sell the Checkers Property located in Douglasville, Georgia. The general partners believe that the anticipated sales price for this Property will exceed the carrying cost associated with the Property; however, as of October 31, 1997, the sale of this Property had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $463,741 invested in such short-term investments as compared to $554,593 at December 31, 1996. The funds remaining at September 30, 1997, will be used towards the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $1,039,969 at September 30, 1997, from $833,261 at December 31, 1996 primarily as the result of amounts accrued during the nine months ended September 30, 1997, for renovation costs relating to the Partnership's Properties located in Winchester and Portland, Indiana, as discussed above. Total liabilities at September 30, 1997, to the extent they exceed cash and cash equivalents at September 30, 1997, will be paid from future cash from operations, from general partner capital contributions of $69,000 received in October 1997, and, in the event the general partners elect to make additional contributions, from future general partner contributions.

         Based on current and anticipated future cash from operations, and to a lesser extent, additional capital contributions from the corporate general partner received in April, July and October 1997 described above, and in April 1996, the Partnership declared distributions to limited partners of $2,070,000 for each of the nine months ended September 30, 1997 and 1996 ($690,000 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $34.50 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended

September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations

         During the nine months ended September 30, 1997 and 1996, the Partnership owned and leased 35 wholly owned Properties to operators generally of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $1,657,307 and $1,835,911, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $541,416 and $608,058 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in rental and earned income during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily attributable to the Partnership increasing its allowance for doubtful accounts by approximately $83,400 during the nine months ended September 30, 1997, for rental amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. In addition, in June 1997, the Partnership terminated the lease with the former tenant as discussed above in "Liquidity and Capital Resources", causing a decrease in rental income of approximately $43,100 for the quarter and nine months ended September 30, 1997. The Partnership does not intend to continue to pursue the collection of those rental and other amounts due from the former tenant unless the former tenant defaults under the promissory note, described above in "Liquidity and Capital Resources".

         In addition, rental and earned income decreased during the quarter and nine months ended September 30, 1997, as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $32,100 and $64,000, during the quarter and nine months ended September 30, 1997, respectively, for rental amounts relating to the Property located in Palm Bay, Florida, due to financial difficulties the tenant is experiencing. The Partnership intends to pursue collection of past due amounts from this tenant and will recognize such amounts as income if collected.

         In addition, rental and earned income decreased approximately $23,500 and $76,300 during the quarter and nine months ended September 30, 1997, respectively, as a result of the sale of the Property in Tampa, Florida in September 1996. The decrease in rental income for the quarter and nine months ended September 30, 1997 was partially offset by an increase of approximately $29,600 and $88,900, respectively, in rental income attributable to the reinvestment of the net sales proceeds in a Property in Richmond, Virginia, in December 1996.

         During the nine months ended September 30, 1997 and 1996, the Partnership also earned $65,265 and $61,539, respectively, in contingent rental income, $20,661 and $19,409 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

          During the nine months ended September 30, 1997 and 1996, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $172,340 and $201,116, respectively, attributable to the net income earned by these joint ventures, $52,359 and $69,645 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease is partially attributed to some joint ventures adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the nine months ended September 30, 1997. In addition, the decrease in the net income earned by these joint ventures is partially attributable to the fact that, during July 1997, the operator of Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, the joint venture established an allowance for doubtful accounts of approximately $13,500 and $25,900 during the quarter and nine months ended September 30, 1997, respectively. No such allowance was established during the quarter and nine months ended September 30, 1996. In addition, the joint venture recorded real estate tax expense of approximately $9,300 during the quarter and nine months ended September 30, 1997. No such real estate taxes were incurred during the quarter and nine months ended September 30, 1996. The joint venture intends to pursue collection of these amounts from the former tenant and will recognize such amounts as income if collected. The joint venture is currently seeking either a replacement tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $532,282 and $535,541 for the nine months ended September 30, 1997 and 1996, respectively, of which $154,792 and $170,816 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses for the quarter and nine months ended September 30, 1997 was partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. In addition, the decrease in operating expenses for the quarter and nine months ended September 30, 1997 was due to the fact that during the quarter ended September 30, 1997, the tenant of the Property in Maywood, Illinois, reimbursed the Partnership for past due real estate taxes relating to the Property, which the Partnership had previously accrued. The Partnership reversed such amounts during the quarter and nine months ended September 30, 1997.

         The decrease in operating expenses during the nine months ended September 30, 1997 was partially offset by the fact that the Partnership recorded bad debt expense of $12,794 during the nine months ended September 30, 1997, relating to the Properties located in Portland and Winchester, Indiana, relating to past due rental amounts. The Partnership does not intend to continue to pursue the collection of such amounts unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources".

         As a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease in September 1994, the Partnership expects to continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a replacement tenant is located. The Partnership is currently seeking a replacement tenant for this Property.

         As a result of the sale of the Property in Tampa, Florida, in September 1996, the Partnership recognized a gain of $221,390 for financial reporting purposes during the quarter and nine months ended September 30, 1996. No Properties were sold during the quarter and nine months ended September 30, 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of November, 1997.


                            CNL INCOME FUND IV, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              -------------------------------
                                              JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)