Form 10-K405
period 1997-12-31
CNL INCOME FUND IV LTD
filed 1998-03-30
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to meet other working capital needs of the Partnership. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996, reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. During the year ended December 31, 1997, the Partnership sold its Property in Douglasville, Georgia. As a result of the above transactions, as of December 31, 1997, the Partnership owned 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 2003 and 2014. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,100 to $135,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

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

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Portland and Winchester, Indiana. In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In October 1997, the tenant of the Property in Palm Bay, Florida, vacated the Property. In February 1998, the Partnership entered into a new lease for this Property with a new tenant. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L. P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). As of December 31, 1997, Shoney's, Inc. was the lessee under leases relating to six restaurants and Tampa Foods, L. P. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Shoney's, Denny's, Wendy's Old Fashioned Hamburger Restaurants ("Wendy's") and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its
Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee equal to one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 40 Properties located in 14 states and the District of Columbia. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 14,100 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 800 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 2,917 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfer of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                      1997 (1)                          1996 (1)
                                        ----------------------------------      ----------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       $500      $425        $467         $475      $385        $432
         Second Quarter                       500       410         461          500       380         467
         Third Quarter                        465       420         437          420       387         400
         Fourth Quarter                       475       450         470          500       397         464

(1) A total of 647 and 845 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $2,760,000 to the Limited Partners. Distributions of $690,000 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. The General Partners expect to distribute some or all of the net sales proceeds from the sale of the Property in Fort Myers, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


Item 6.  Selected Financial Data

                                   1997             1996              1995             1994              1993
                               ------------     ------------      ------------     ------------      --------
Year ended December 31:
    Revenues (1)                $ 2,531,385      $ 2,820,295       $ 2,871,572      $ 2,865,770       $ 2,933,727
    Net income (2)                1,720,668        2,347,167         2,210,339        2,310,524         2,263,745
    Cash distributions
       declared                   2,760,000        2,760,000         2,760,000        2,760,000         2,760,000
    Net income per Unit (2)           28.42            38.75             36.48            38.13             37.35
    Cash distributions
       declared per Unit              46.00            46.00             46.00            46.00             46.00

At December 31:
    Total assets                $23,309,888      $23,730,892       $24,057,829      $24,598,179       $25,195,579
    Partners' capital            22,152,299       22,897,631        23,288,164       23,837,825        24,287,301

    (1) Revenues include equity in earnings of joint ventures.

    (2) Net income for the year ended December 31,1997, includes $6,652 from a loss on the sale of land and $70,337 for a provision for loss on land and building. Net income for the years ended December 31, 1996, 1995 and 1994, includes $221,390, $128,547 and $128,592, respectively, from gains on the sale of land and buildings.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 40 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,417,972, $2,713,964 and $2,670,393 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations for 1997, as compared to 1996, and the increase in cash from operations for 1996, as compared to 1995, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital. Cash from operations during the years ended December 31, 1997, 1996 and 1995, was also affected by the following:

         In October 1992, the Partnership accepted a promissory note from the former tenant of the Property in Maywood, Illinois, for $175,000 for amounts due relating to past due rents and real estate taxes and other expenses the Partnership had incurred as a result of the former tenant's having defaulted under the terms of the lease. The note was non-interest bearing and was payable in 36 monthly installments of $2,500 through September 1995, and thereafter in eight monthly installments of $10,000, with the balance due and payable on February 20, 1996. The Partnership discounted the note to a principal balance of $138,094 using an interest rate of ten percent. During 1995, the former tenant defaulted under the terms of the note. Because of the financial difficulties that the former tenant was experiencing, the Partnership established an allowance for doubtful accounts for the full amount of unpaid principal and interest of $111,031 relating to this note; therefore, no amounts were included in receivables at December 31, 1996. During 1997, the Partnership ceased collection efforts for this note and wrote off the related allowance for doubtful accounts.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         In January 1996, the Partnership reinvested the net sales proceeds it received from the 1995 sale of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 53.68% interest in this Property.

         In September 1996, the Partnership sold its Property in Tampa, Florida, for $1,090,000 and received net sales proceeds of $1,049,550, resulting in a gain of $221,390 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $832,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $216,800 in excess of its original purchase price. In December 1996, the Partnership reinvested the majority of the net sales proceeds in a Boston Market Property, located in Richmond, Virginia. The remaining net sales proceeds will be used to meet other working capital needs of the Partnership.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1997 include $7,106 of such amounts.

         In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In connection therewith, the Partnership agreed to fund up to $125,000 in renovation costs for each Property. As of December 31, 1997, such renovations had been completed.

         In November 1997, the Partnership sold its Property in Douglasville, Georgia to a third party for $402,000 and received net sales proceeds of $378,149 (net of $2,546 which represents amounts due to the former tenant for prorated rent). This Property was originally acquired by the Partnership in December 1994 and had a cost of approximately $363,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $16,900 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss of $6,652 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only. The net sales proceeds will be used to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, and to fund the renovation costs described above. The Partnership anticipates that it will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1998, the Partnership sold its Property in Fort Myers, Florida, to an unrelated third party, for $842,100 and received net sales proceeds of $794,690, resulting in a gain of approximately $251,100 for financial reporting purposes. The Partnership intends to distribute some or all of the net sales proceeds to the Limited Partners. The remaining net sales proceeds, if any, will be used for other Partnership purposes.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the years ended December 31, 1997 and 1996, the Partnership received $294,000 and $22,300, respectively, in capital contributions from the corporate General Partner in connection with the operations of the Partnership. No such contributions were received during the year ended December 31, 1995.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $876,452 invested in such short-term investments, as compared to $554,593 at December 31, 1996. The increase in the amount invested in short-term investments is primarily a result of the receipt of net sales proceeds from the sale of the Property in Douglasville, Georgia, during 1997. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities, as described above.

         During 1997, 1996 and 1995, affiliates of the General Partners, incurred on behalf of the Partnership $85,702, $114,409 and $101,876, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $88,854 and $67,153, respectively, to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, increased to $1,068,735 at December 31, 1997, from $766,108 at December 31, 1996. The increase in liabilities at December 31, 1997, is primarily the result of the Partnership accruing renovation costs during 1997 for the Properties in Portland and Winchester, Indiana, in connection with the new leases entered into in July 1997. In addition, the increase in liabilities is due to the Partnership accruing current real estate taxes for its Property in Palm Bay, Florida, during 1997, due to the fact that the tenant vacated the Property in October 1997. In addition, the increase in liabilities is due to an increase in rents paid in advance at December 31, 1997. Total liabilities at December 31, 1997, to the extent they exceed cash and cash equivalents at December 31, 1997, will be paid from future cash from operations and, in the event the General Partners elect to make additional contributions, from future General Partner contributions.

         Based primarily on current and anticipated future cash from operations, and for the years ended December 31, 1997 and 1996, additional capital contributions received from the General Partners, the Partnership declared distributions to the Limited Partners of $2,760,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $46 per Unit for each of the years ended December 31, 1997, 1996 and 1995. The General Partners expect to distribute some or all of the net sales proceeds from the sale of the Property in Fort Myers, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During  1995,  the  Partnership   owned  and  leased  36  wholly  owned
Properties (including one Property in Hastings, Michigan, which was sold in December 1995), during 1996, the Partnership owned and leased 36 wholly owned Properties (including one Property in Tampa, Florida, which was sold in September 1996) and during 1997, the Partnership owned and leased 35 wholly owned Properties (including one Property in Douglasville, Georgia, which was sold in November 1997). In addition, during 1997, 1996 and 1995, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property. During 1997 and 1996, the Partnership also owned and leased one Property with affiliates as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 40 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $18,100 to $135,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2.
Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $2,189,386, $2,397,691 and $2,510,406, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties described above. Rental and earned income decreased during 1997, as compared to 1996, as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $128,200 during 1997, for rental amounts relating to the Property located in Palm Bay, Florida, due to financial difficulties the tenant was experiencing. The tenant vacated the Property in October 1997. The Partnership has negotiated a settlement agreement with the former tenant's guarantor to collect some of the amounts due to the Partnership from the former tenant. The Partnership will recognize such amounts as income if collected. In February 1998, the Partnership entered into a new lease with a new tenant for this Property.

         In addition, rental and earned income decreased approximately $76,300 and $29,300 during the years ended 1997 and 1996, respectively, as a result of the sale of the Property in Tampa, Florida, in September 1996. The decrease in rental income for 1997 is partially offset by an increase of approximately $118,300 in rental income attributable to the reinvestment of the net sales proceeds in a Property in Richmond, Virginia, in December 1996.

         In addition, the decrease in rental and earned income during 1997 and 1996, each as compared to the previous year, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $57,000 and $28,500, respectively, for rental income amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which are leased by the same tenant, due to financial difficulties the tenant was experiencing. Rental and earned income also decreased by approximately $86,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Properties in Portland and Winchester, Indiana, in June 1997, as described above in "Liquidity and Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of these Properties pays all amounts due under the promissory note for past due real estate taxes described above in "Liquidity and Capital Resources." The decrease in rental and earned income for 1997, as compared to 1996, was slightly offset by an increase of approximately $20,200 in rental income from the new tenant of this Property who began operating the Property after it was renovated into an Arby's Property.

         The decrease in rental and earned income during 1996, as compared to 1995, is primarily attributable to a decrease of approximately $53,100 as a result of the sale of the Property in Hastings, Michigan, in December 1995.

         For the years ended December 31, 1997, 1996 and 1995, the Partnership earned $117,031, $97,318 and $94,101, respectively, in contingent rental income from the Partnership's wholly owned Properties. The increase in contingent rental income in 1997, as compared to 1996, is primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $189,747, $277,431 and $245,778, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures during 1997, as compared to 1996, is partially attributable to the fact that, during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $27,000 during 1997. No such allowance was established during 1996. In addition, the joint venture recorded real estate tax expense of approximately $16,600 during 1997. No such real estate taxes were incurred during 1996. The joint venture intends to pursue collection of these amounts from the former tenant and will recognize such amounts as income if collected. In addition, during 1997, the joint venture established an allowance for loss on land and building for its Property in Titusville, Florida, for approximately $147,000. The allowance represents the difference between the Property's carrying value at December 31, 1997, and the property manager's estimate of the net realizable value of the Property. In addition, the joint venture wrote off unamortized lease costs of $23,500 in 1997 due to the tenant vacating the Property. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property.

         Net income earned by joint ventures also decreased during 1997, as compared to 1996, due to the Property in Clinton, North Carolina, held as tenants-in-common, adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the year ended December 31, 1997. The increase in net income earned by joint ventures during 1996, as compared to 1995, is primarily attributable to the fact that in January 1996, the Partnership reinvested the net sales proceeds it received from the sale in December 1995 of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1997, 1996 and 1995 two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenant-in-common). As of December 31, 1997, Shoney's, Inc. was the lessee under leases relating to six restaurants and Tampa Foods L.P. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, three Restaurant Chains, Shoney's, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1997, 1996 and 1995 (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). During the year ended December 31, 1997, another of the Partnership's restaurant chains, Taco Bell, accounted for more than ten percent of total rental income. In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the

Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $733,728, $694,518 and $789,780 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses for 1997, as compared to 1996, was partially due to the fact that during 1997, the Partnership expensed approximately $25,400 in current and past due real estate taxes for the Property in Palm Bay, Florida due to the tenant vacating the Property in October 1997. The Property was re-leased and the new tenant is responsible for these expenses beginning in December 1997. In addition, the increase in operating expenses during 1997 was partially due to the fact that the Partnership recorded bad debt expense of $12,794 during 1997, relating to the Properties located in Portland and Winchester, Indiana, for past due rental income amounts. The Partnership does not intend to continue to pursue the collection of such amounts unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources."

         The decrease in operating expenses in 1996, as compared to 1995, is primarily a result of the fact that the Partnership's former tenant of the Property in Maywood, Illinois, defaulted under the terms of its promissory note with the Partnership, as described above in "Liquidity and Capital Resources," and the Partnership recorded bad debt expense of $102,431 relating to this Property during 1995. The decrease in operating expenses during 1996, as compared to 1995, was partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         As the result of the former tenant of the Maywood Property defaulting under the terms of its lease, the Partnership re-leased this Property during 1993, to two new operators subject to two separate leases. In connection with one of the two new leases for the Property in Maywood, Illinois, the Partnership is responsible for the proportionate share of real estate taxes and insurance expense. In addition, during 1997, 1996 and 1995, the Partnership paid for a portion of the real estate taxes that are the responsibility of the other tenant of the Maywood Property, due to a shortage of amounts collected from the tenant for the payment of their proportionate share of real estate taxes. In addition, as a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance expense relating to this Property during 1997, 1996 and 1995. The Partnership is currently seeking a replacement tenant for the Property in Leesburg, Florida, and expects to incur these expenses until such time as a new lease is executed for this Property.

         As a result of the sale of the Property in Douglasville, Georgia, in November 1997, the Partnership recognized a loss for financial reporting purposes of $6,652 for the year ended December 31, 1997. In addition, as a result of the sale of the Property in Tampa, Florida, in September 1996 and the sale of the Property in Hastings, Michigan, in December 1995, the Partnership recognized gains for financial reporting purposes of $221,390 and $128,547, for the years ended December 31, 1996 and 1995, respectively.

         During 1997, the Partnership established an allowance for loss on land and building in the amount of $70,337 for financial reporting purposes for the Property in Leesburg, Florida. The allowance represents the difference between the Property's carrying value at December 31, 1997, and the estimated net realizable value for this Property based on an anticipated sales price.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                        Page

Report of Independent Accountants                        14

Financial Statements:

  Balance Sheets                                         15

  Statements of Income                                   16

  Statements of Partners' Capital                        17

  Statements of Cash Flows                               18

  Notes to Financial Statements                          20

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
----------------------------------


Orlando, Florida
January 26, 1998

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                         December 31,
           ASSETS                                 1997               1996
           ------                              -----------        ----------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance
  for loss on land and building                $18,097,997        $18,737,516
Net investment in direct
  financing leases                               1,269,389          1,303,604
Investment in joint ventures                     2,708,012          2,783,738
Cash and cash equivalents                          876,452            554,593
Receivables, less allowance for
  doubtful accounts of $295,580
  and $156,933                                      37,669             62,561
Prepaid expenses                                    11,115             10,935
Lease costs, less accumulated
  amortization of $17,956 and
  $15,458                                           21,588              8,486
Accrued rental income                              287,466            269,359
Other assets                                           200                100
                                               -----------        -----------

                                               $23,309,888        $23,730,892
                                               ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     8,576        $    10,831
Accrued construction costs
  payable                                          250,000                 -
Accrued and escrowed real
  estate taxes payable                              65,176             32,729
Distributions payable                              690,000            690,000
Due to related parties                              93,854             67,153
Rents paid in advance and
  deposits                                          49,983             32,548
                                               -----------        -----------
    Total liabilities                            1,157,589            833,261

Partners' capital                               22,152,299         22,897,631
                                               -----------        -----------

                                               $23,309,888        $23,730,892
                                               ===========        ===========









                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                                                      $2,058,703          $2,263,677         $2,373,386
  Earned income from direct
    financing leases                                               130,683             134,014            137,020
  Contingent rental income                                         117,031              97,318             94,101
  Interest and other income                                         35,221              47,855             21,287
                                                                ----------          ----------         ----------
                                                                 2,341,638           2,542,864          2,625,794
                                                                ----------          ----------         ----------

Expenses:
  General operating and
    administrative                                                 149,808             161,714            140,374
  Professional services                                             33,439              29,289             31,287
  Bad debt expense                                                  12,794                  -             102,431
  Real estate taxes                                                 65,316              37,589             37,745
  State and other taxes                                             16,476              21,694             19,006
  Depreciation and amortization                                    455,895             444,232            458,937
                                                                ----------          ----------         ----------
                                                                   733,728             694,518            789,780
                                                                ----------          ----------         ----------

Income Before Equity in Earnings
  of Joint Ventures, Gain (Loss)
  on Sale of Land and Buildings
  and Provision for Loss on Land
  and Building                                                   1,607,910           1,848,346          1,836,014

Equity in Earnings of Joint
  Ventures                                                         189,747             277,431            245,778

Gain (Loss) on Sale of Land and
  Buildings                                                         (6,652)            221,390            128,547

Provision for Loss on Land and
  Building                                                         (70,337)                 -                  -
                                                                ----------          ----------         ---------

Net Income                                                      $1,720,668          $2,347,167         $2,210,339
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   15,697          $   22,219         $   21,590
  Limited partners                                               1,704,971           2,324,948          2,188,749
                                                                ----------          ----------         ----------

                                                                $1,720,668          $2,347,167         $2,210,339
                                                                ==========          ==========         ==========

Net Income Per Limited Partner
  Unit                                                          $    28.42          $    38.75         $    36.48
                                                                ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                                       60,000              60,000             60,000
                                                                ==========          ==========         ==========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                  General Partners                        Limited Partners
                                            Accumu-                                      Accumu-
                                 Contri-     lated         Contri-         Distri-        lated      Syndication
                                 butions    Earnings       butions         butions       Earnings       Costs          Total
                                 --------   --------     -----------    ------------   -----------   -----------    --------
Balance, December 31, 1994       $241,504   $139,044     $30,000,000    $(16,927,963)  $13,825,240   $(3,440,000)   $23,837,825

  Distributions to limited
    partners ($46 per
    limited partner unit)              -          -               -       (2,760,000)           -             -      (2,760,000)
  Net income                           -      21,590              -               -      2,188,749            -       2,210,339
                                 --------   --------     -----------    ------------   -----------   -----------    -----------

Balance, December 31, 1995        241,504    160,634      30,000,000     (19,687,963)   16,013,989    (3,440,000)    23,288,164

  Contributions from
    general partners               22,300         -               -               -             -             -          22,300
  Distributions to limited
    partners ($46 per
    limited partner unit)              -          -               -       (2,760,000)           -             -      (2,760,000)
  Net income                           -      22,219              -               -      2,324,948            -       2,347,167
                                 --------   --------     -----------    ------------   -----------   -----------    -----------

Balance, December 31, 1996        263,804    182,853      30,000,000     (22,447,963)   18,338,937    (3,440,000)    22,897,631

  Contributions from
    general partners              294,000         -               -               -             -             -         294,000
  Distributions to limited
    partners ($46 per
    limited partner unit)              -          -               -       (2,760,000)           -             -      (2,760,000)
  Net income                           -      15,697              -               -      1,704,971            -       1,720,668
                                 --------   --------     -----------    ------------   -----------   -----------    -----------

Balance, December 31, 1997       $557,804   $198,550     $30,000,000    $(25,207,963)  $20,043,908   $(3,440,000)   $22,152,299
                                 ========   ========     ===========    ============   ===========   ===========    ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                             $ 2,345,612         $ 2,588,248        $ 2,586,716
        Distributions from joint
          ventures                                                 265,473             305,866            271,006
        Cash paid for expenses                                    (211,213)           (206,059)          (205,759)
        Interest received                                           18,100              25,909             18,430
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               2,417,972           2,713,964          2,670,393
                                                               -----------         -----------        -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          land and building                                        378,149           1,049,550            518,650
        Additions to land and
          buildings on operating
          leases                                                        -           (1,035,516)            (1,628)
        Investment in joint venture                                     -             (437,489)                -
        Decrease (increase) in
          restricted cash                                               -              518,150           (518,150)
        Payment of lease costs                                     (17,384)             (2,230)            (1,800)
        Other                                                        9,122                  -                  -
                                                               -----------         -----------        ----------
            Net cash provided by
              (used in) investing
              activities                                           369,887              92,465             (2,928)
                                                               -----------         -----------        -----------

    Cash Flows from Financing
      Activities:
        Reimbursement of acqui-
          sition costs paid by
          related parties on
          behalf of the Partner-
          ship                                                          -                   -              (1,175)
        Contributions from General
          Partners                                                 294,000              22,300                 -
        Distributions to limited
          partners                                              (2,760,000)         (2,760,000)        (2,760,000)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (2,466,000)         (2,737,700)        (2,761,175)
                                                               -----------         -----------        -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                             321,859              68,729            (93,710)

Cash and Cash Equivalents at
  Beginning of Year                                                554,593             485,864            579,574
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at End
  of Year                                                      $   876,452         $   554,593        $   485,864
                                                               ===========         ===========        ===========





                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                                 $ 1,720,668         $ 2,347,167        $ 2,210,339
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               453,397             442,065            455,543
        Amortization                                                 2,498               2,167              3,394
        Equity in earnings of
          joint ventures, net
          of distributions                                          75,726              28,435             25,228
        Loss (gain) on sale of
         land and buildings                                          6,652            (221,390)          (128,547)
        Provision for loss on
          land and building                                         70,337                  -                  -
        Decrease in receivables                                     18,216              41,531             93,451
        Increase in prepaid
          expenses                                                    (180)             (1,202)            (1,747)
        Decrease in net invest-
          ment in direct finan-
          cing leases                                               34,215              30,885             27,879
        Increase in accrued rental
          income                                                   (39,669)            (21,520)           (22,921)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                          31,976              11,162             (3,532)
        Increase in due to related
          parties                                                   26,701              39,987             27,166
        Increase (decrease) in
          rents paid in advance
          and deposits                                              17,435              14,677            (15,860)
                                                               -----------         -----------        -----------
            Total adjustments                                      697,304             366,797            460,054
                                                               -----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 2,417,972         $ 2,713,964        $ 2,670,393
                                                               ===========         ===========        ===========

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

                  Years Ended December 31, 1997, 1996 and 1995


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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of one of these leases is an operating lease. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                 1997              1996
                                              -----------       -------

                  Land                        $ 8,328,572       $ 8,694,357
                  Buildings                    13,684,194        13,434,194
                                              -----------       -----------
                                               22,012,766        22,128,551
                  Less accumulated
                    depreciation               (3,844,432)       (3,391,035)
                                              -----------       -----------
                                               18,168,334        18,737,516
                  Less allowance for
                    loss on land and
                    building                      (70,337)               -
                                              -----------       ----------

                                              $18,097,997       $18,737,516
                                              ===========       ===========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

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

         In July 1997, the Partnership entered into new leases for the properties in Portland and Winchester, Indiana, with a new tenant to operate the properties as Arby's restaurants. In connection therewith, the Partnership incurred $125,000 in renovation costs for each property.

         In November 1997, the Partnership sold its property in Douglasville, Georgia to an unrelated third party for $402,000 and received net sales proceeds of $378,149 (net of $2,546 which represents amounts due to the former tenant for prorated rent). This property was originally acquired by the Partnership in December 1994 and had a cost of approximately $363,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $16,900 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this property, resulting in a loss of $6,652 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only.

         At December 31, 1997, the Partnership established an allowance for loss on land and building in the amount of $70,337 for financial reporting purposes for the property in Leesburg, Florida. The allowance represents the difference between the property's carrying value at December 31, 1997 and the estimated net realizable value of this property based on an anticipated sales price.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $39,669, $21,520 and $22,921, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                              $ 1,996,330
                  1999                                2,007,362
                  2000                                2,009,453
                  2001                                1,979,003
                  2002                                1,983,101
                  Thereafter                         12,867,319
                                                    -----------

                                                    $22,842,568

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                        1997            1996
                                                    -----------     -----------
                  Minimum lease payments
                    receivable                      $ 1,825,690     $ 1,990,589
                  Estimated residual values             527,829         527,829
                  Less unearned income               (1,084,130)     (1,214,814)
                                                    -----------     -----------

                  Net investment in direct
                    financing leases                $ 1,269,389     $ 1,303,604
                                                    ===========     ===========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                          $  164,899
                  1999                             164,899
                  2000                             164,899
                  2001                             164,899
                  2002                             164,899
                  Thereafter                     1,001,195
                                                ----------

                                                $1,825,690

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

         In January 1996, the Partnership acquired a property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 53.68% interest in this property.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                  1997             1996
                                               ----------       -------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation and
                    allowance for loss
                    on land and building       $3,338,372       $3,565,440
                  Net investment in
                    direct financing
                    leases                        842,633          859,667
                  Cash                             12,331           11,001
                  Receivables                      40,456           34,308
                  Accrued rental income           177,567          168,784
                  Other assets                      2,029           30,143
                  Liabilities                      16,283           10,724
                  Partners' capital             4,397,105        4,658,619
                  Revenues                        434,177          511,606
                  Net income                      126,271          411,884

         The Partnership recognized income totalling $189,747, $277,431 and $245,778 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

6.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1997 included $7,106 of such amounts.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


7.       Allocations and Distributions:

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

         During each of the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $2,760,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for
                    financial reporting
                    purposes                                 $1,720,668       $2,347,167        $2,210,339

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes                                     (9,203)         (17,764)          (16,933)

                  Allowance for loss on
                    land and building                            70,337               -                 -

                  Direct financing
                    leases recorded as
                    operating leases for
                    tax reporting
                    purposes                                     34,215           30,885            27,879

                  Gain on sale of land and
                    buildings for financial
                    reporting purposes less
                    than (in excess of) gain
                    for tax reporting
                    purposes                                     44,918         (140,228)         (128,547)

                  Equity in earnings of joint
                    ventures for financial
                    reporting purposes in
                    excess of equity in
                    earnings of joint ventures
                    for tax reporting
                    purposes                                     51,115          (25,853)          (22,624)

                  Allowance for doubtful
                    accounts                                    138,647           (9,933)          122,022

                  Accrued rental income                         (39,669)         (21,520)          (22,921)

                  Rents paid in advance                           7,435           14,677           (15,860)
                                                             ----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $2,018,463       $2,177,431        $2,153,355
                                                             ==========       ==========        ==========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1997, 1996 and 1995, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $81,838, $85,899 and $79,776 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties consisted of the following at December 31:
                                                          1997        1996
                                                        -------      -----

                  Due to Affiliates:
                    Expenditures incurred on
                      behalf of the Partnership         $48,126      $39,279
                    Accounting and administrative
                      services                           40,728       27,874
                    Other                                 5,000           -
                                                        -------      ------

                                                        $93,854      $67,153
                                                        =======      =======

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the years ended December 31:

                                           1997         1996        1995
                                         --------     --------    ------

                  Shoney's, Inc.         $427,238     $425,390    $423,124
                  Tampa Foods, L.P.       215,265      291,347     320,883

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                          1997        1996        1995
                                        --------    --------    ------

                  Shoney's              $557,303    $557,841    $559,710
                  Wendy's Old
                    Fashioned
                    Hamburger
                    Restaurants          432,585     499,305     525,948
                  Denny's                345,749     360,080     358,467
                  Taco Bell              262,909     251,314     251,273

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.


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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                Type of                                                                       Amount Incurred
             Compensation                               Method of                              For the Year
             and Recipient                             Computation                        Ended December 31, 1997
Reimbursement  to affiliates for         Operating  expenses are  reimbursed      Operating expenses incurred on
operating expenses                       at the lower of cost or 90  percent      behalf of the Partnership:
                                         of the prevailing rate at which          $85,702
                                         comparable services could have
                                         been obtained in the same                Accounting and administrative
                                         geographic area.  Affiliates of the      services:  $81,838
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership  reimburses the
                                         affiliates without interest.

Annual, subordinated manage-             One percent of the sum of gross             $ - 0 -
ment fee to affiliates                   operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership  plus  the   Partner-ship's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is  a  co-venturer,   subordinated   to
                                         certain  minimum returns to the Limited
                                         Partners.  The  management fee will not
                                         exceed  competitive fees for comparable
                                         services.  Due to the fact  that  these
                                         fees are non-cumulative, if the Limited
                                         Partners  do  not  receive   their  10%
                                         Preferred   Return  in  any  particular
                                         year, no management fees will be due or
                                         payable for such year.
==========================================================================================================================




==========================================================================================================================
                Type of                                                                       Amount Incurred
             Compensation                               Method of                              For the Year
             and Recipient                             Computation                        Ended December 31, 1997
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                      CNL INCOME FUND IV, LTD.

                                      By:      CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ----------------------------
                                               ROBERT A. BOURNE, President


                                      By:      ROBERT A. BOURNE
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ----------------------------
                                               ROBERT A. BOURNE


                                      By:      JAMES M. SENEFF, JR.
                                               General Partner

                                               /s/ James M. Seneff, Jr.
                                               ---------------------------
                                               JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 27, 1998
-------------------------------------    (Principal Financial and
Robert A. Bourne                         Accounting  Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 27, 1998
-------------------------------------    Director (Principal Executive
James M. Seneff, Jr.                     Officer)


==========================================================================================================================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                                 Additions                      Deductions
                                      Balance at       Charged to        Charged to        Deemed                        Balance
                                       Beginning        Costs and          Other          Uncollec-     Collec-          at End
Year     Description                    of Year         Expenses          Accounts          tible         ted            of Year
----     -----------                  ----------       ----------        ----------       ---------     -------        ---------

1995     Allowance for
           doubtful
           accounts (a)                 $ 44,844        $111,687          $ 24,138      (b) $ 13,803     $   -          $166,866
                                        ========        ========          ========          ========     ======         ========


1996     Allowance for
           doubtful
           accounts (a)                 $166,866        $     -           $ 38,389      (b) $ 48,322     $   -          $156,933
                                        ========        ========          ========          ========     ======         ========


1997     Allowance for
           doubtful
           accounts (a)                 $156,933        $     -           $258,818      (b) $112,624     $7,547         $295,580
                                        ========        ========          ========          ========     ======         ========


         (a)  Deducted from receivables on the balance sheet.

         (b) Reduction of rental and other income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                            Costs Capitalized
                                                                                                Subsequent
                                                         Initial Cost                         To Acquisition
                                                                       Buildings
                                       Encum-                             and             Improve-      Carrying
                                      brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:
    Arby's Restaurants:
      Winchester, Indiana                  -         $  287,769         $       -        $  567,785     $     -
      Portland, Indiana                    -            187,928                 -           657,931           -

    Boston Market Restaurant:
      Richmond, Virginia                   -            504,169            522,025               -            -

    Captain D's Restaurants:
      Alexander City, Alabama              -            120,210            279,689               -            -
      Oak Ridge, Tennessee                 -            169,951            281,686               -            -

    Checkers Drive-In Restaurants:
      Miami, Florida                       -            174,336                 -                -            -

    Denny's Restaurants:
      Marion, Ohio                         -            135,407            334,665               -            -
      Dundee, Michigan                     -            251,650                 -           372,278           -
      Union Township, Ohio                 -            300,179            630,608               -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Franklin, Indiana                  -            107,560            586,375               -            -
        Streator, Illinois                 -            161,616            650,934               -            -

    Jack in the Box Restaurant:
      San Antonio, Texas                   -            352,957                 -           368,702           -

    Pizza Hut Restaurants:
      Memphis, Texas                       -             26,510            231,874               -            -
      Carthage, Texas                      -             40,444            232,823               -            -
      Crystal City, Texas                  -              8,826            178,570               -            -
      Sequin, Texas                        -             63,708            184,279               -            -
      Washington, D.C.                     -            191,737                 -                -            -

    Perkins Restaurants:
      Leesburg, Florida (j)                -            409,840            282,290           89,112           -
      Palm Bay, Florida                    -            469,927            365,128          310,676           -




                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (c)                                                                         in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------




        $  287,769          $   567,785        $   855,554          $  136,114          1988           07/88            (b)
           187,928              657,931            845,859             147,321          1989           11/88            (b)


           504,169              522,025          1,026,194              17,449          1996           12/96            (b)


           120,210              279,689            399,899              84,137          1988           12/88            (b)
           169,951              281,686            451,637              84,763          1988           12/88            (b)


           174,336                   -             174,336                  (g)           -            06/94            (g)


           135,407              334,665            470,072              53,368          1989           10/88            (h)
           251,650              372,278            623,928             113,752          1988           10/88            (b)
           300,179              630,608            930,787             191,810          1987           11/88            (b)



           107,560              586,375            693,935             185,685          1988           06/88            (b)
           161,616              650,934            812,550             202,513          1988           08/88            (b)


           352,957              368,702            721,659             108,562          1989           11/88            (b)


            26,510              231,874            258,384              71,816          1985           09/88            (b)
            40,444              232,823            273,267              72,110          1981           09/88            (b)
             8,826              178,570            187,396              55,307          1981           09/88            (b)
            63,708              184,279            247,987              57,075          1974           09/88            (b)
           191,737               (f)               191,737                  -           1986           01/89            (d)


           409,840              371,402            781,242             110,905          1989           12/88            (b)
           469,927              675,804          1,145,731             201,803          1989           12/88            (b)


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                            Costs Capitalized
                                                                                                 Subsequent
                                                           Initial Cost                       To Acquisition
                                                                       Buildings
                                        Encum-                             and             Improve-      Carrying
                                       brances           Land          Improvements         ments         Costs
    Shoney's Restaurants:
      Alexander City, Alabama               -            202,438            428,406               -            -
      Topeka, Kansas                        -            292,407            465,321               -            -
      Brookhaven, Mississippi               -            312,574            452,601               -            -
      Auburn, Alabama                       -            363,432            426,123               -            -
      Tampa, Florida                        -            316,697                 -           894,659           -

    Taco Bell Restaurants:
      Edgewood, Maryland                    -            440,355                 -           523,478           -
      Naples, Florida                       -            141,188            236,224           57,565           -
      Ft. Myers, Florida                    -            232,853            332,911           68,928           -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Detroit, Michigan                   -            192,813            462,793               -            -
        Mechanicsville, Virginia            -            346,627            502,117               -            -
        Tampa, Florida                      -            530,456            432,958               -            -
        Tampa, Florida                      -            476,755            368,405               -            -

    Other Restaurant:
      Corpus Christi, Texas                 -            204,287                 -           460,803           -
      Maywood, Illinois (i)                 -            310,966                 -           443,472           -
                                                      ----------         ----------       ----------     -------

                                                      $8,328,572         $8,868,805       $4,815,389     $     -
                                                      ==========         ==========       ==========     =======


                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                      Depreciation
                       at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------

           202,438              428,406            630,844             128,874          1988           12/88            (b)
           292,407              465,321            757,728             140,021          1988           12/88            (b)
           312,574              452,601            765,175             136,194          1988           12/88            (b)
           363,432              426,123            789,555             128,226          1988           12/88            (b)
           316,697              894,659          1,211,356             253,487          1989           02/89            (b)


           440,355              523,478            963,833             154,862          1989           10/88            (b)
           141,188              293,789            434,977              85,377          1981           12/88            (b)
           232,853              401,839            634,692             117,229          1977           12/88            (b)



           192,813              462,793            655,606             141,408          1983           10/88            (b)
           346,627              502,117            848,744             152,030          1988           12/88            (b)
           530,456              432,958            963,414             129,974          1984           12/88            (b)
           476,755              368,405            845,160             110,596          1987           12/88            (b)


           204,287              460,803            665,090             140,463          1988           10/88            (b)
           310,966              443,472            754,438             131,201          1988           09/88            (b)
        ----------          -----------        -----------          ----------

        $8,328,572          $13,684,194        $22,012,766          $3,844,432
        ==========          ===========        ===========          ==========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                Costs Capitalized
                                                                                             Subsequent
                                                        Initial Cost                       To Acquisition
                                                                    Buildings
                                    Encum-                             and             Improve-      Carrying
                                   brances           Land          Improvements         ments         Costs
Property of Joint Venture in
  Which the Partnership has a
  51% Interest and has Invested
  in Under an Operating Lease:
    Denny's Restaurant:
      Holland, Michigan                 -         $  295,987         $       -        $  780,451     $     -
                                                  ==========         ==========       ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  26.6% Interest and has Invested
  in Under an Operating Lease:
    Po Folks Restaurant:
      Titusville, Florida (k)           -         $  271,350         $       -        $  750,985     $     -
                                                  ==========         ==========       ==========     =======

Property of Joint  Venture in
  Which the Partnership has a
  57% Interest and has Invested
  in Under an Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                    -         $  183,229         $  192,857       $       -      $     -
                                                  ==========         ==========       ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under an Operating Lease:
    KFC Restaurant:
      Auburn, Massachusetts             -         $  484,362         $       -        $       -      $     -
                                                  ==========         ==========       ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under an Operating Lease:
    Denny's Restaurant:
      Kingsville, Texas                 -         $  171,061         $       -        $   99,128     $     -
                                                  ==========         ==========       ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  53.68% Interest and has Invested
  in Under an Operating Lease:
    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina         -         $  138,382         $  676,588       $       -      $     -
                                                  ==========         ==========       ==========     =======




                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (c)                                                                         in Latest
                           Buildings                                                   Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  295,987          $   780,451        $ 1,076,438          $  238,471          1988           11/88            (b)
        ==========          ===========        ===========          ==========






        $  271,350          $   750,985        $ 1,022,335          $  225,296          1988           12/88            (b)
        ==========          ===========        ===========          ==========






        $  183,229          $   192,857        $   376,086          $   51,482          1986           12/89            (b)
        ==========          ===========        ===========          ==========






        $  484,362              (f)            $   484,362          $       -          1989            05/89            (d)
        ==========                             ===========          ==========






        $  270,189              (f)            $   270,189          $       -          1988            10/88           (d)
        ==========                             ===========          ==========







        $  138,382          $   676,588        $   814,970          $   43,720          1996           01/96            (b)
        ==========          ===========        ===========          ==========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                            Costs Capitalized
                                                                                                Subsequent
                                                             Initial Cost                      To Acquisition
                                                                         Buildings
                                         Encum-                             and             Improve-      Carrying
                                        brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under Direct
  Financing Leases:
    Pizza Hut Restaurant:
      Washington, D.C.                       -         $       -          $  459,543       $       -      $     -

    Shoney's Restaurant:
      Punta Gorda, Florida                   -            210,438            770,826           39,193           -
                                                       ----------         ----------       ----------     -------

                                                       $  210,438         $1,230,369       $   39,193     $     -
                                                       ==========         ==========       ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under a Direct Financing
  Lease:
    KFC Restaurant:
      Auburn, Massachusetts                  -         $       -          $       -        $  434,947     $     -
                                                       ==========         ==========       ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under a Direct Financing
  Lease:
    Denny's Restaurant:
      Kingsville, Texas                      -         $       -          $       -        $  535,489     $     -
                                                       ==========         ==========       ==========     =======





                                                                                                                        Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (c)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------




              -                (f)                (f)                (d)               1986            01/89            (d)


                (f)            (f)                (f)                (e)               1989            02/89            (e)









              -                 (f)                 (f)              (d)               1989            05/89           (d)







              -                 (f)                 (f)              (d)               1988            10/88           (d)

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                                                    Accumulated
                                                                                    Cost            Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994                              $22,436,693           $2,666,857
                        Dispositions                                               (447,176)             (77,251)
                        Additional costs
                          capitalized                                                   326                   -
                        Depreciation expense                                             -               455,543
                                                                                -----------           ----------

                        Balance, December 31, 1995                               21,989,843            3,045,149
                        Dispositions                                               (887,486)             (96,179)
                        Acquisitions                                              1,026,194                   -
                        Depreciation expense                                             -               442,065
                                                                                -----------           ----------

                        Balance, December 31, 1996                               22,128,551            3,391,035
                        Dispositions                                               (365,785)                  -
                        Additional costs capitalized                                250,000                   -
                        Depreciation expense                                             -               453,397
                                                                                -----------           ----------

                        Balance, December 31, 1997 (j)                          $22,012,766            $3,844,432
                                                                                ===========           ==========


                    Property of Joint Venture in
                      Which the Partnership has a 51%
                      Interest and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1994                               $ 1,076,438           $  160,426
                        Depreciation expense                                              -                26,015
                                                                                 -----------           ----------

                        Balance, December 31, 1995                                 1,076,438              186,441
                        Depreciation expense                                              -                26,015

                        Balance, December 31, 1996                                 1,076,438              212,456
                        Depreciation expense                                              -                26,015

                        Balance, December 31, 1997                               $ 1,076,438            $ 238,471
                                                                                 ===========            ==========


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                            Accumulated
                                                                                    Cost    Depreciation
                    Property of Joint Venture in
                      Which the Partnership has a
                      26.6% Interest and has Invested
                      in Under an  Operating Lease:

                        Balance, December 31, 1994                               $ 1,022,335   $  150,197
                        Depreciation expense                                              -        25,033
                                                                                 -----------   ----------

                        Balance, December 31, 1995                                 1,022,335      175,230
                        Depreciation expense                                              -        25,033

                        Balance, December 31, 1996                                 1,022,335      200,263
                        Depreciation expense                                              -        25,033

                        Balance, December 31, 1997 (k)                           $ 1,022,335   $  225,296
                                                                                 ===========   ==========


                    Property of Joint Venture in
                      Which the Partnership has a 57%
                      Interest and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1994                               $   376,086   $   32,195
                        Depreciation expense                                              -         6,429
                                                                                 -----------   ----------

                        Balance, December 31, 1995                                   376,08       638,624
                        Depreciation expense                                              -         6,429

                        Balance, December 31, 1996                                   376,086       45,053
                        Depreciation expense                                              -         6,429

                        Balance, December 31, 1997                               $   376,086   $   51,482
                                                                                 ===========    ==========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                            Accumulated
                                                                                    Cost    Depreciation
                    Property of Joint  Venture in Which
                      the Partnership has a 96.1%
                      Interest and has Invested
                      in Under an  Operating Lease:

                        Balance, December 31, 1994                               $   484,362   $       -
                        Depreciation expense (d)                                          -            -
                                                                                 -----------   ---------

                        Balance, December 31, 1995                                   484,362          -
                        Depreciation expense (d)                                          -           -

                        Balance, December 31, 1996                                   484,362          -
                        Depreciation expense (d)                                          -           -

                        Balance, December 31, 1997                               $   484,362   $       -
                                                                                 ===========   =========


                    Property of Joint Venture in Which
                      the Partnership has a 68.87%
                      Interest and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1994                               $   270,189   $       -
                        Depreciation expense (d)                                          -            -
                                                                                 -----------   ---------

                        Balance, December 31, 1995                                   270,189           -
                        Depreciation expense (d)                                          -            -

                        Balance, December 31, 1996                                   270,189           -
                        Depreciation expense (d)                                          -            -

                        Balance, December 31, 1997                               $   270,189   $       -
                                                                                 ===========   =========


                    Property of Joint  Venture in Which
                      the Partnership has a 53.68% Interest
                      and has Invested in Under an
                      Operating Lease:

                        Balance, December 31, 1995                               $        -    $       -
                        Acquisitions                                                 814,970           -
                        Depreciation expense                                              -       21,168
                                                                                 -----------   ----------

                        Balance, December 31, 1996                                   814,970      21,168
                        Depreciation expense                                              -       22,552

                        Balance, December 31, 1997                               $   814,970  $   43,720
                                                                                 ===========  ==========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $23,285,225 and $4,439,602, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(j) For financial reporting purposes, the undepreciated cost of the Property in Leesburg, Florida, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $70,337 at December 31, 1997. The impairment at December 31, 1997, represents the difference between the Property's carrying value at December 31, 1997, and the Property manager's estimate of the net realizable value of the Property based on an anticipated sales price of this Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1997, excluding the allowance for loss on land and building.

(k) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $147,039 at December 31, 1997. The impairment at December 31, 1997, represents difference between the Property's carrying value and the General Partners' estimate of the net realizable value of the Property based on an anticipated sales price of this Property to an interested and unrelated third party. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1997, excluding the allowance for loss on land and building.

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