Form 10-Q
period 1998-03-31
CNL INCOME FUND IV LTD
filed 1998-05-14
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            ------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number

                                     0-17549


                            CNL Income Fund IV, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                            59-2854435
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                              32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                          Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                    1

    Condensed Statements of Income                              2

    Condensed Statements of Partners' Capital                   3

    Condensed Statements of Cash Flows                          4

    Notes to Condensed Financial Statements                     5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                              8-11


Part II

  Other Information                                             12

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                 March 31,       December 31,
               ASSETS                              1998              1997
                                                -----------      --------

Land and  buildings on operating
  leases, less accumulated depreciation
  of $3,642,008 and $3,844,432 and
  allowance for loss on land and building
  of $70,337 for 1998 and 1997                  $16,734,945     $18,097,997
Net investment in direct
  financing leases                                1,260,273       1,269,389
Investment in joint ventures                      2,689,707       2,708,012
Cash and cash equivalents                         1,966,361         876,452
Receivables, less allowance for
  doubtful accounts of $304,086
  and $295,580                                       49,011          37,669
Prepaid expenses                                      5,215          11,115
Lease costs, less accumulated
  amortization of $18,968 and
  $17,956                                            20,576          21,588
Accrued rental income                               269,755         287,466
Other assets                                            200             200
                                                -----------     -----------

                                                $22,996,043     $23,309,888
                                                ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     8,287     $     8,576
Accrued construction costs payable                       -          250,000
Accrued and escrowed real estate
  taxes payable                                      46,904          65,176
Distributions payable                             1,833,748         690,000
Due to related parties                              146,002          93,854
Rents paid in advance and deposits                   65,491          49,983
                                                -----------     -----------
    Total liabilities                             2,100,432       1,157,589

Partners' capital                                20,895,611      22,152,299
                                                -----------     -----------

                                                $22,996,043     $23,309,888
                                                ===========     ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                      Quarter Ended
                                                         March 31,
                                                 1998              1997
                                               --------          ---------

Revenues:
  Rental income from operating leases          $539,776          $548,252
  Earned income from direct financing
    leases                                       32,109            32,996
  Contingent rental income                       21,661            23,943
  Interest and other income                      12,845             6,607
                                               --------          --------
                                                606,391           611,798
                                               --------          --------

Expenses:
  General operating and administrative           34,625            42,915
  Professional services                           6,248             5,226
  Real estate taxes                              20,755            23,670
  State and other taxes                          15,641            16,317
  Depreciation and amortization                 115,151           113,231
                                               --------          --------
                                                192,420           201,359
                                               --------          --------

Income Before Equity in Earnings of
  Joint Ventures and Gain on Sale of
  Land and Buildings                            413,971           410,439

Equity in Earnings of Joint Ventures             42,174            55,209

Gain on Sale of Land and Buildings              120,915                -
                                               --------          -------

Net Income                                     $577,060          $465,648
                                               ========          ========

Allocation of Net Income:
  General partners                             $  2,483          $  4,656
  Limited partners                              574,577           460,992
                                               --------          --------

                                               $577,060          $465,648
                                               ========          ========

Net Income Per Limited Partner Unit            $   9.58          $   7.68
                                               ========          ========

Weighted Average Number of Limited
  Partner Units Outstanding                      60,000            60,000
                                               ========          ========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Quarter Ended          Year Ended
                                          March 31,           December 31,
                                            1998                  1997
                                        -------------         ------------

General partners:
  Beginning balance                    $   756,354           $   446,657
  Contribution                                  -                294,000
  Net income                                 2,483                15,697
                                       -----------           -----------
                                           758,837               756,354
                                       -----------           -----------


Limited partners:
  Beginning balance                     21,395,945            22,450,974
  Net income                               574,577             1,704,971
  Distributions ($30.56 and
    $46.00 per limited
    partner unit, respectively)         (1,833,748)           (2,760,000)
                                       -----------           -----------
                                        20,136,774            21,395,945
                                       -----------           -----------

Total partners' capital                $20,895,611           $22,152,299
                                       ===========           ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                        March 31,
                                                1998                 1997
                                             ----------           -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $  586,084           $  590,230
                                             ----------           ----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                               (275,000)                  -
        Proceeds from sale of land
          and buildings                       1,468,825                   -
        Other                                        -                 8,676
                                             ----------           ----------
          Net cash provided by
            investing activities              1,193,825                8,676
                                             ----------           ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (690,000)            (690,000)
                                             ----------           ----------
            Net cash used in
              financing activities             (690,000)            (690,000)
                                             ----------           ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                            1,089,909              (91,094)

Cash and Cash Equivalents at
  Beginning of Quarter                          876,452              554,593
                                             ----------           ----------

Cash and Cash Equivalents at End
  of Quarter                                 $1,966,361           $  463,499
                                             ==========           ==========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Deferred real estate disposition
      fee incurred and unpaid at
      end of quarter                         $   45,663           $       -
                                             ==========           =========

    Distributions declared and
      unpaid at end of quarter               $1,833,748           $  690,000
                                             ==========           ==========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1997.

2.       Land and Building on Operating Leases:

         In March 1998, the Partnership sold its property in Fort Myers, Florida, to a third party, for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $196,700 in excess of its original purchase price.

         In March 1998, the Partnership sold its property in Union Township, Ohio, to a third party, for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes.

         In connection with the sale of the properties described above, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663 (see Note 4).

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


3.       Allocations and Distributions:

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

         During the quarters ended March 31, 1998 and 1997, the Partnership declared distributions to the limited partners of $1,833,748 and $690,000, respectively. This represents distributions for the quarters ended March 31, 1998 and 1997 of $30.56 and $11.50 per unit, respectively. The distribution for the quarter ended March 31, 1998, includes $1,233,748 as a result of the distribution of net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


4.       Related Party Transactions:

         Certain affiliates are entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliates provide a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the quarter ended March 31, 1998, the Partnership incurred $45,663 in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated, real estate disposition fees were incurred for the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 38 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the quarters ended March 31, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $586,084 and $590,230, respectively. The decrease in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In connection therewith, the Partnership paid a total of $250,000 in renovation costs during the quarter ended March 31, 1998, which had been incurred and accrued as construction costs payable at December 31, 1997.

         In March 1998, the Partnership sold its Property in Fort Myers, Florida, to a third party, for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,700 in excess of its original purchase price. In addition, in March 1998, the Partnership sold its Property in Union Township, Ohio, to an unrelated third party, for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes.

In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663. The Partnership distributed $1,233,748 of the net sales proceeds as a special distribution of net sales proceeds from the sale of Properties to the limited partners.

         Currently, rental income from the Partnership's Properties and net sales proceeds are invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,966,361 invested in such short-term investments as compared to $876,452 at December 31, 1997. The increase in cash and cash equivalents during the quarter ended March 31, 1998, is primarily attributable to the receipt of net sales proceeds relating to the sales of the Properties in Fort Myers, Florida and Union Township, Ohio, as described above. The funds remaining at March 31, 1998, will be used toward the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $2,100,432 at March 31, 1998, from $1,157,589 at December 31, 1997, primarily as a result of the Partnership's accruing a special distribution of net sales proceeds totalling $1,233,748 from the sale of Properties described above, payable to the limited partners at March 31, 1998. The increase in liabilities was partially offset by a decrease in construction costs payable as a result of the payment during the quarter ended March 31, 1998, of construction costs accrued at December 31, 1997 relating to the Partnership's Properties located in Winchester and Portland, Indiana, as described above. Total liabilities at March 31, 1998, to the extent they exceed cash and cash equivalents at March 31, 1998, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from future general partner contributions.

         Based on current and anticipated future cash from operations and for the quarter ended March 31, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida, and Union Township, Ohio, and for the quarter ended March 31, 1997, additional capital contributions from the corporate general partner received in April 1997, the Partnership declared distributions to limited partners of $1,833,748 and $690,000 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions for the quarters ended March 31, 1998 and 1997 of $30.56 and $11.50 per unit, respectively. Distributions for the quarter ended March 31, 1998, include $1,233,748 as a result of the distribution of net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the quarter ended March 31, 1998 and are expected to remain at this level. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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


Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased 35 wholly owned Properties (including one Property in Douglasville, Georgia, which was sold in November 1997), and during the quarter ended March 31, 1998, the Partnership owned and leased 34 wholly owned Properties (including two Properties, one in each of Union Township, Ohio and Fort Myers, Florida, which were sold in March 1998), generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $571,885 and $581,248, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased during the quarter ended March 31, 1998, as a result of the sales of the Properties in Douglasville, Georgia and Fort Myers, Florida in November 1997 and March 1998, respectively. Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the sale of the Properties in Fort Myers, Florida, and Union Township, Ohio, to the limited partners, as described above in "Liquidity and Capital Resources."

         During the quarters ended March 31, 1998 and 1997, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $42,174 and $55,209, respectively, attributable to the net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $192,420 and $201,359 for the quarters ended March 31, 1998 and 1997, respectively.

         As a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease in September 1994, the Partnership expects to continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a replacement tenant is located. The Partnership is currently seeking a replacement tenant for this Property.

         As a result of the sales of the Properties in Fort Myers, Florida, and Union Township, Ohio, the Partnership recognized a gain of $120,915 for financial reporting purposes during the quarter ended March 31, 1998. No Properties were sold during the quarter ended March 31, 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 1998.


                            CNL INCOME FUND IV, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              ------------------------------
                                              JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)