Form 10-Q
period 1998-06-30
CNL INCOME FUND IV LTD
filed 1998-08-13
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                             -----------------------

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

                                    CONTENTS




Part I                                                      Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                1

    Condensed Statements of Income                          2

    Condensed Statements of Partners' Capital               3

    Condensed Statements of Cash Flows                      4

    Notes to Condensed Financial Statements                 5-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          9-13


Part II

  Other Information                                         14

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                         June 30,              December 31,
               ASSETS                      1998                    1997
                                        -----------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance
  for loss on land and building         $16,563,159             $18,097,997
Net investment in direct
  financing leases                        1,250,921               1,269,389
Investment in joint ventures              2,441,566               2,708,012
Cash and cash equivalents                   700,653                 876,452
Receivables, less allowance for
  doubtful accounts of $296,161
  and $295,580                               27,976                  37,669
Prepaid expenses                             14,659                  11,115
Lease costs, less accumulated
  amortization of $19,980 and
  $17,956                                    19,564                  21,588
Accrued rental income                       280,114                 287,466
Other assets                                    200                     200
                                        -----------             -----------

                                        $21,298,812             $23,309,888
                                        ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     4,992             $     8,576
Accrued construction costs payable               -                  250,000
Accrued and escrowed real estate
  taxes payable                              61,023                  65,176
Distributions payable                       600,000                 690,000
Due to related parties                      142,926                  93,854
Rents paid in advance and deposits           58,723                  49,983
                                        -----------             -----------
    Total liabilities                       867,664               1,157,589

Partners' capital                        20,431,148              22,152,299
                                        -----------             -----------

                                        $21,298,812             $23,309,888
                                        ===========             ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                      Six Months Ended
                                                              June 30,                           June 30,
                                                      1998           1997               1998             1997
                                                    --------       --------          ----------       -------
Revenues:
  Rental income from
    operating leases                                $511,225       $501,859          $1,051,001       $1,050,111
  Earned income from direct
    financing leases                                  31,872         32,784              63,981           65,780
  Contingent rental income                            15,546         20,661              37,207           44,604
  Interest and other income                            8,347          4,864              21,192           11,471
                                                    --------       --------          ----------       ----------
                                                     566,990        560,168           1,173,381        1,171,966
                                                    --------       --------          ----------       ----------

Expenses:
  General operating and
    administrative                                    41,090         36,751              75,715           79,666
  Bad debt expense                                        -          12,794                  -            12,794
  Professional services                               26,397          8,864              32,645           14,090
  Real estate taxes                                       -           4,357              20,755           28,027
  State and other taxes                                  106            134              15,747           16,451
  Depreciation and amorti-
    zation                                           107,626        113,231             222,777          226,462
                                                    --------       --------          ----------       ----------
                                                     175,219        176,131             367,639          377,490
                                                    --------       --------          ----------       ----------

Income Before Equity in
  Earnings (Loss) of Joint
  Ventures, Gain on Sale of
  Land and Buildings and
  Provision for Loss on Land
  and Building                                       391,771        384,037             805,742          794,476

Equity in Earnings (Loss)
  of Joint Ventures                                 (191,062)        64,772            (148,888)         119,981

Gain on Sale of Land and
  Buildings                                               -              -              120,915               -

Provision for Loss on Land
  and Building                                       (65,172)            -              (65,172)              -
                                                    --------       --------          ----------       ---------

Net Income                                          $135,537       $448,809          $  712,597       $  914,457
                                                    ========       ========          ==========       ==========

Allocation of Net Income:
  General partners                                  $    (66)      $  4,488          $    2,417       $    9,144
  Limited partners                                   135,603        444,321             710,180          905,313
                                                    --------       --------          ----------       ----------

                                                    $135,537       $448,809          $  712,597       $  914,457
                                                    ========       ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                      $   2.26       $   7.41          $    11.84       $    15.09
                                                    ========       ========          ==========       ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                         60,000         60,000              60,000           60,000
                                                    ========       ========          ==========       ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                 Six Months Ended             Year Ended
                                     June 30,                December 31,
                                       1998                      1997
                                 ----------------            --------

General partners:
  Beginning balance               $   756,354                $   446,657
  Contribution                             -                     294,000
  Net income                            2,417                     15,697
                                  -----------                -----------
                                      758,771                    756,354
                                  -----------                -----------


Limited partners:
  Beginning balance                21,395,945                 22,450,974
  Net income                          710,180                  1,704,971
  Distributions ($40.56 and
    $46.00 per limited
    partner unit, respectively)    (2,433,748)                (2,760,000)
                                  -----------                -----------
                                   19,672,377                 21,395,945
                                  -----------                -----------

Total partners' capital           $20,431,148                $22,152,299
                                  ===========                ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                        June 30,
                                                1998                  1997
                                            -----------            -------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                            $ 1,154,124            $ 1,142,182
                                            -----------            -----------

    Cash Flows from Investing
      Activities:
        Additions to land and build-
          ings on operating leases             (275,000)                    -
        Proceeds from sale of land
          and building                        1,468,825                     -
        Other                                        -                   8,007
                                            -----------            -----------
            Net cash provided by
              investing activities            1,193,825                  8,007
                                            -----------            -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                    -                 138,000
        Distributions to limited
          partners                           (2,523,748)            (1,380,000)
                                            -----------            -----------
            Net cash used in
              financing activities           (2,523,748)            (1,242,000)
                                            -----------            -----------

Net Decrease in Cash and Cash
  Equivalents                                  (175,799)               (91,811)

Cash and Cash Equivalents at
  Beginning of Period                           876,452                554,593
                                            -----------            -----------

Cash and Cash Equivalents at End of
  Period                                    $   700,653            $   462,782
                                            ===========            ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Deferred real estate disposition
      fees incurred and unpaid at
      end of period                         $    45,663            $        -
                                            ===========            ==========

    Distributions declared and
      unpaid at end of period               $   600,000            $   690,000
                                            ===========            ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                             June 30,             December 31,
                                               1998                   1997

                  Land                      $ 7,795,540            $ 8,328,572
                  Buildings                  12,651,749             13,684,194
                                            -----------            -----------
                                             20,447,289             22,012,766
                  Less accumulated
                    depreciation             (3,748,621)            (3,844,432)
                                            -----------            -----------
                                             16,698,668             18,168,334
                  Less allowance for loss
                    on land and building       (135,509)               (70,337)
                                            -----------            -----------

                                            $16,563,159            $18,097,997
                                            ===========            ===========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Land and Building on Operating Leases - Continued:

         In March 1998, the Partnership sold its property in Fort Myers, Florida, to a third party for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $196,700 in excess of its original purchase price.

         In March 1998, the Partnership sold its property in Union Township, Ohio, to a third party for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes.

         In connection with the sale of the properties described above, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663 (see Note 4).

         At June 30, 1998 and December 31, 1997, the Partnership recorded provisions for losses on land and building in the amounts of $65,172 and $70,337 for financial reporting purposes for the property in Leesburg, Florida. The allowance at December 31, 1997, represented the difference between the property's carrying value at December 31, 1997 and the estimated net realizable value for this property based on an anticipated sales price. The allowance at June 30, 1998, represents the difference between (i) the property's carrying value at June 30, 1998, and (ii) the net realizable value of the property based on the net sales proceeds received in July 1998 from the sale of the property (see
         Note 5).

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Allocations and Distributions - Continued:

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

         During the six months ended June 30, 1998 and 1997, the Partnership declared distributions to the limited partners of $2,433,748 and $1,380,000, respectively ($600,000 and $690,000 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions for the six months ended June 30, 1998 and 1997 of $40.56 and $23.00 per unit, respectively ($10.00 and $11.50 per unit for the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, includes $1,233,748 as a result of the distribution of net sales proceeds from the sale of the properties in Fort Myers, Florida and Union Township, Ohio. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the six months ended June 30, 1998, the Partnership incurred $45,663 in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated, real estate disposition fees were incurred for the six months ended June 30, 1997.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


5.       Subsequent Event:

         In July 1998, the Partnership sold its Property in Leesburg, Florida, to a third party for $565,000 and received net sales proceeds of $529,288, resulting in a loss of $65,172 for financial reporting purposes (see Note 2). The Partnership intends to reinvest the net sales proceeds in a replacement property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 38 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the six months ended June 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,154,124 and $1,142,182, respectively. The increase in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In connection therewith, the Partnership paid a total of $250,000 in renovation costs during the six months ended June 30, 1998, which had been incurred and accrued as construction costs payable at December 31, 1997.

         In March 1998, the Partnership sold its Property in Fort Myers, Florida, to a third party for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,700 in excess of its original purchase price. In addition, in March 1998, the Partnership sold its Property in Union Township, Ohio, to an unrelated third party for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes.

In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663. In April 1998, the Partnership distributed $1,233,748 of the net sales proceeds as a special distribution of net sales proceeds from the sale of Properties to the limited partners.

         In addition, in July 1998, the Partnership sold its Property in Leesburg, Florida for $565,000 and received net sales proceeds of $529,288, resulting in a loss of $65,172 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

         Currently, rental income from the Partnership's Properties and net sales proceeds are invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $700,653 invested in such short-term investments as compared to $876,452 at December 31, 1997. The decrease in cash and cash equivalents during the six months ended June 30, 1998, is primarily attributable to the payment of construction costs accrued at December 31, 1997, relating to the Partnership's Properties located in Winchester and Portland, Indiana, as described above. The funds remaining at June 30, 1998, will be used toward the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, decreased to $867,664 at June 30, 1998, from $1,157,589 at December 31, 1997, primarily as a result of the payment during the six months ended June 30, 1998, of construction costs accrued at December 31, 1997 relating to the Partnership's Properties located in Winchester and Portland, Indiana, as described above. The decrease in total liabilities was also attributable to a decrease in distributions payable to limited partners at June 30, 1998, as compared to December 31, 1997. Total liabilities at June 30, 1998, to the extent they exceed cash and cash equivalents at June 30, 1998, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from future general partner contributions.

         Based on current and anticipated future cash from operations and for the six months ended June 30, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida, and Union Township, Ohio, and to a lesser extent, for the six months ended June 30, 1997, additional capital contributions from the corporate general partner received in April and July 1997, the Partnership declared distributions to limited partners of $2,433,748 and
$1,380,000 for the six months ended June 30, 1998 and 1997, respectively ($600,000 and $690,000 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions for the six months ended June 30, 1998 and 1997 of $40.56 and $23.00 per unit, respectively ($10.00 and $11.50 per unit for the quarters
ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, include $1,233,748 as a result of the distribution of net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the six months ended June 30, 1998. No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 35 wholly owned Properties (including one Property in Douglasville, Georgia, which was sold in November 1997), and during the six months ended June 30, 1998, the Partnership owned and leased 34 wholly owned Properties (including two Properties, one in each of Union Township, Ohio and Fort Myers, Florida, which were sold in March 1998), generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $1,114,982 and $1,115,891, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $543,097 and $534,643 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income for the six months ended June 30, 1998 was primarily due to the sales of the Properties in Douglasville, Georgia in November 1997 and the sale of the Properties in Fort Myers, Florida and Union Township, Ohio in March 1998. During the six months ended June 30, 1998, the Partnership used the net sales proceeds from the sale of the Property in Douglasville, Georgia, to fund renovation costs for two Properties and for other Partnership purposes. Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 1998 sales of the Properties in Fort Myers, Florida, and Union
Township, Ohio to the limited partners, as described above in "Liquidity and Capital Resources."

         The decrease in rental and earned income for the six months ended June 30, 1998 was partially offset by, and the increase in rental and earned income for the quarter ended June 30, 1998 was primarily due to the fact that during the quarter and six months ended June 30, 1997, the Partnership increased its allowance for doubtful accounts for the Properties located in Palm Bay, Florida and Portland and Winchester, Indiana due to financial difficulties the tenants were experiencing. No such allowance was established during the quarter and six months ended June 30, 1998, due to the fact that the Partnership re-leased these Properties to new tenants for which rent commenced subsequent to June 30, 1997.

         During the six months ended June 30, 1998 and 1997, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership recognized a loss of $148,888 and income of $119,981, respectively, attributable to net income and net loss earned by these joint ventures, a loss of $191,062 and income of $64,772 of which was recognized during the quarters ended June 30, 1998 and 1997, respectively. The decrease in net income is primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 68.87% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $50,800 and $65,900 during the quarter and six months ended June 30, 1998, respectively, in accordance with its collection policy. No such allowance was established during the quarter and six months ended June 30, 1997. In addition, during the quarter and six months ended June 30, 1998, the joint venture established an allowance for loss on land and net investment in the direct financing lease for its Property in Kingsville, Texas for approximately $316,000. The allowance represents the difference between the Property's carrying value at June 30, 1998 and the estimated net realizable value of the Property. Kingsville Real Estate Joint Venture is currently seeking either a replacement tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $367,639 and $377,490 for the six months ended June 30, 1998 and 1997, respectively, of which $175,219 and $176,131 were incurred for the quarters ended June 30, 1998 and 1997, respectively.

         As a result of the former tenant of the Property in Leesburg, Florida defaulting under the terms of its lease in September 1994, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance during the quarters and six months ended June 30, 1998 and 1997. The Partnership sold this Property in July 1998, as described below.

         During the quarter and six months ended June 30, 1998, the Partnership recorded a provision for loss on land and building in the amount of $65,172 for financial reporting purposes for the Property in Leesburg, Florida. The allowance at June 30, 1998, represents the difference between the Property's carrying value at June 30, 1998 and the net realizable value of the Property based on the net sales proceeds received in July 1998 from the sale of the Property.

         As a result of the sales of the Properties in Fort Myers, Florida, and Union Township, Ohio, the Partnership recognized a gain of $120,915 for financial reporting purposes during the six months ended June 30, 1998. No Properties were sold during the six months ended June 30, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Period," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 1998.


                            CNL INCOME FUND IV, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              ----------------------------
                                              JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              ----------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)