Form 10-Q
period 1998-09-30
CNL INCOME FUND IV LTD
filed 1998-11-12
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
             --------------------------- --------------------------


                             Commission file number
                                     0-17549
                          ----------------------------


                            CNL Income Fund IV, Ltd.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Florida                                    59-2854435
          (State of other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                   Identification No.)


              400 E. South Street
                Orlando, Florida                                  32801
    (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number
        (including area code)                              (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                        Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                               1

       Condensed Statements of Income                         2

       Condensed Statements of Partners' Capital              3

       Condensed Statements of Cash Flows                     4-5

       Notes to Condensed Financial Statements                6-10

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                       11-17


Part II

    Other Information                                         18

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                   September 30,            December 31,
                                                                        1998                    1997
                                                                  -----------------       ------------------
                      ASSETS

Land and buildings on operating leases,
    less accumulated depreciation and
    allowance for loss on land and building                            $15,587,830             $18,097,997
Net investment in direct financing leases                                1,241,326               1,269,389
Investment in joint ventures                                             2,883,497               2,708,012
Cash and cash equivalents                                                  765,359                 876,452
Restricted cash                                                            533,019                      --
Receivables, less allowance for doubtful
    accounts of $258,741 and $295,580                                       18,718                  37,669
Prepaid expenses                                                            12,197                  11,115
Lease costs, less accumulated
    amortization of $20,681 and $17,956                                     18,863                  21,588
Accrued rental income                                                      270,472                 287,466
Other assets                                                                    --                     200
                                                                  -----------------       -----------------


                                                                       $21,331,281             $23,309,888
                                                                  =================       =================


               LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                                   $         6,687         $         8,576
Accrued construction costs payable                                              --                 250,000
Accrued and escrowed real estate
    taxes payable                                                           76,311                  65,176
Distributions payable                                                      600,000                 690,000
Due to related parties                                                     138,193                  93,854
Rents paid in advance and deposits                                          81,329                  49,983
                                                                  -----------------       -----------------
       Total liabilities                                                   902,520               1,157,589

Commitment (Note 7)

Partners' capital                                                       20,428,761              22,152,299
                                                                  -----------------       -----------------

                                                                       $21,331,281             $23,309,888
                                                                  =================       =================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended                 Nine Months Ended
                                                          September 30,                   September 30,
                                                       1998           1997            1998            1997
                                                     ----------     ---------      ------------    ------------
Revenues:
    Rental income from operating leases               $547,853       $508,852       $1,598,854      $1,558,963
    Earned income from direct
       financing leases                                 31,630         32,564           95,611          98,344
    Contingent rental income                                --         20,661           37,207          65,265
    Interest and other income                           24,951         17,509           46,143          28,980
                                                     ----------     ----------     ------------    ------------
                                                       604,434        579,586        1,777,815       1,751,552
                                                     ----------     ----------     ------------    ------------

Expenses:
    General operating and administrative                46,096         33,940          121,811         113,606
    Bad debt expense                                        --             --               --          12,794
    Professional services                                5,999          4,110           38,644          18,200
    Real estate taxes                                   26,225          3,487           46,980          31,514
    State and other taxes                                   --             25           15,747          16,476
    Depreciation and amortization                      104,058        113,230          326,835         339,692
                                                     ----------     ----------     ------------    ------------
                                                       182,378        154,792          550,017         532,282
                                                     ----------     ----------     ------------    ------------

Income Before Equity in Earnings (Loss)
    of Joint Ventures and Gain on Sale of
    Land and Buildings                                 422,056        424,794        1,227,798       1,219,270

Equity in Earnings (Loss) of Joint
    Ventures                                             5,276         52,359         (143,612 )       172,340

Gain on Sale on Land and Buildings                     170,281             --          226,024              --
                                                     ----------     ----------     ------------    ------------

Net Income                                            $597,613       $477,153       $1,310,210      $1,391,610
                                                     ==========     ==========     ============    ============

Allocation of Net Income:
    General partners                                  $  5,195       $  4,772       $    7,612      $   13,916
    Limited partners                                   592,418        472,381        1,302,598       1,377,694
                                                     ----------     ----------     ------------    ------------

                                                      $597,613       $477,153       $1,310,210      $1,391,610
                                                     ==========     ==========     ============    ============

Net Income Per Limited Partner Unit                   $   9.87       $   7.87       $    21.71      $    22.96
                                                     ==========     ==========     ============    ============

Weighted Average Number of Limited
    Partner Units Outstanding                           60,000         60,000           60,000          60,000
                                                     ==========     ==========     ============    ============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                  Nine Months Ended              Year Ended
                                                                    September 30,                December 31,
                                                                         1998                       1997
                                                              ---------------------------     -----------------
  General partners:
      Beginning balance                                             $      756,354             $     446,657
      Contribution                                                              --                   294,000
      Net income                                                             7,612                    15,697
                                                                   ----------------           ---------------
                                                                           763,966                   756,354
                                                                   ----------------           ---------------
  Limited partners:
      Beginning balance                                                 21,395,945                22,450,974
      Net income                                                         1,302,598                 1,704,971
      Distributions ($50.56 and
         $46.00 per limited partner
         unit, respectively)                                            (3,033,748 )              (2,760,000 )
                                                                   ----------------           ---------------
                                                                        19,664,795                21,395,945
                                                                   ----------------           ---------------

  Total partners' capital                                              $20,428,761               $22,152,299
                                                                   ================           ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating
         Activities                                                   $  1,794,173            $  1,746,810
                                                                   ----------------        ----------------

      Cash Flows from Investing Activities:
         Additions to land and building on
             operating leases                                             (275,000 )                    --
         Proceeds from sale of land
             and buildings                                               2,526,354                      --
         Investment in joint ventures                                     (499,274 )                    --
         Increase in restricted cash                                      (533,598 )                    --
         Other                                                                  --                   7,338
                                                                   ----------------        ----------------
                Net cash provided by
                   investing activities                                  1,218,482                   7,338
                                                                   ----------------        ----------------

      Cash Flows from Financing Activities:
         Contributions from general partner                                     --                 225,000
         Distributions to limited partners                              (3,123,748 )            (2,070,000 )
                                                                   ----------------        ----------------
                Net cash used in financing
                   activities                                           (3,123,748 )            (1,845,000 )
                                                                   ----------------        ----------------

Net Decrease in Cash and Cash Equivalents                                 (111,093 )               (90,852 )

Cash and Cash Equivalents at Beginning
   of Period                                                               876,452                 554,593
                                                                   ----------------        ----------------

Cash and Cash Equivalents at End of
   Period                                                            $     765,359           $     463,741
                                                                   ================        ================





                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           1998                  1997
                                                                      ---------------       ----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Deferred real estate disposition fees
          incurred and unpaid at end of
          period                                                       $      45,663           $         --
                                                                      ===============        ===============

       Distributions declared and unpaid at
          end of period                                                 $    600,000           $    690,000
                                                                      ===============        ===============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership")for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.       Land and Building on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                            September 30,       December 31,
                                                                1998                1997
                                                          ------------------  -----------------
                          Land                                $  7,244,513       $  8,328,572
                          Buildings                             11,986,558         13,684,194
                                                           ----------------    ---------------
                                                                19,231,071         22,012,766
                          Less accumulated
                              depreciation                      (3,643,241 )       (3,844,432 )
                                                           ----------------    ---------------
                                                                15,587,830         18,168,334
                          Less allowance for loss on
                              land and building                         --            (70,337 )
                                                           ----------------    ---------------

                                                               $15,587,830        $18,097,997
                                                           ================    ===============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


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

         In July 1998, the Partnership sold its property in Leesburg, Florida, for $565,000 and received net sales proceeds of $523,931, resulting in a total loss for financial reporting purposes of $135,509. Due to the fact that at December 31, 1997, the Partnership had recorded a provision for loss on land and building in the amount of $70,337 for this property, the Partnership recognized the remaining loss of $65,172 for financial reporting purposes in July 1998, relating to the sale.

         In September 1998, the Partnership sold its property in Naples, Florida, to a third party for $563,000 and received net sales proceeds of $533,598, resulting in a gain of $170,281 for financial reporting purposes. This property was originally acquired by the Partnership in December 1988 and had a cost of approximately $410,500 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $123,100 in excess of its original purchase price.

3.        Investment in Joint Ventures:

         In September 1998, the Partnership entered into a joint venture arrangement, Warren Joint Venture, with an affiliate of the general partners to hold one restaurant property. As of September 30, 1998, the Partnership had contributed $498,953 to the joint venture to acquire the restaurant property. As of September 30, 1998, the Partnership owned approximately a 36 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and the property held as tenants-in-common at:

                                                                            September 30,            December 31,
                                                                                1998                     1997
                                                                         --------------------     -------------------
                  Land and buildings on operating
                      leases, less accumulated depreciation
                      and allowance for loss on land and
                      building                                                 $4,418,423              $3,338,372
                  Net investment in direct financing lease,
                      less allowance for loss on building                         631,673                 842,633
                  Cash                                                             21,864                  12,331
                  Receivables                                                      20,713                  40,456
                  Accrued rental income                                           162,507                 177,567
                  Other assets                                                      2,513                   2,029
                  Liabilities                                                      37,488                  16,283
                  Partners' capital                                             5,220,205               4,397,105
                  Revenues                                                        236,627                 434,177
                  Provision for loss on land and buildings                       (455,379 )              (147,039 )
                  Net income (loss)                                              (306,969 )               126,271

         The Partnership recognized a loss totalling $143,612 and income totalling $172,340 for the nine months ended September 30, 1998 and 1997, respectively, from these joint ventures, and recognized income totalling $5,276 and $52,359 during the quarters ended September 30, 1998 and 1997, respectively.

4.        Restricted Cash:

         As of September 30, 1998, the net sales proceeds of $533,598 from the sale of the property in Naples, Florida, plus accrued interest of $1,371, less escrow fees of $1,950, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


5.       Allocations and Distributions:

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

         During  the  nine  months  ended  September  30,  1998  and  1997,  the
         Partnership declared distributions to the limited partners of $3,033,748 and $2,070,000, respectively ($600,000 and $690,000 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions for the nine months ended September 30, 1998 and 1997, of $50.56 and $34.50 per unit, respectively ($10.00 and $11.50 per unit for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998, included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the properties in Fort Myers, Florida and Union Township, Ohio. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


6.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the nine months ended September 30, 1998, the Partnership incurred $45,663 in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated, real estate disposition fees were incurred for the nine months ended September 30, 1997.

7.        Commitment:

         During August 1998, the Partnership entered into an agreement with an unrelated third party to sell the Taco Bell property in Edgewood, Maryland. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the property; however, as of November 6, 1998, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 37 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,794,173 and $1,746,810, respectively. The increase in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In connection therewith, the Partnership paid a total of $250,000 in renovation costs during the nine months ended September 30, 1998, which had been incurred and accrued as construction costs payable at December 31, 1997.

         In March 1998, the Partnership sold its Property in Fort Myers, Florida, to a third party for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,700 in excess of its original purchase price. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale. In addition, in March 1998, the Partnership sold its Property in Union Township, Ohio, to an unrelated third party for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes. In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663. In April 1998, the Partnership distributed $1,233,748 of the net sales proceeds from these Properties as a special distribution to the limited partners.

         In addition, in July 1998, the Partnership sold its Property in Leesburg, Florida for $565,000 and received net sales proceeds of $523,931, resulting in a total loss for financial reporting purposes of $135,509. Due to the fact that at December 31, 1997, the Partnership recorded a provision for loss on the land and building in the amount of $70,337 for this Property, the Partnership recognized the remaining loss of $65,172 for financial reporting purposes at July 1998, relating to the sale. In September 1998, the Partnership contributed $498,953 of the net sales proceeds from the sale of the Property in Leesburg, Florida, to a joint venture, Warren Joint Venture, to purchase and hold one restaurant property. The Partnership has an approximate 36 percent interest in the profits and losses of Warren Joint Venture and the remaining interest in this joint venture is held by an affiliate of the general partners.

         In September 1998, the Partnership sold its Property in Naples, Florida, to a third party for $563,000 and received net sales proceeds of $533,598, resulting in a gain of $170,281 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $410,500 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $123,100 in excess of its original purchase price. The Partnership intends to reinvest the net sales proceeds in a replacement Property. As of September 30, 1998, the net sales proceeds were being held in an interest-bearing escrow account. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Naples, Florida will be structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the general partners) resulting from the sale.

         Currently, rental income from the Partnership's Properties and net sales proceeds are invested in money market accounts and other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $765,359 invested in such short-term investments as compared to $876,452 at December 31, 1997. The decrease in cash and cash equivalents during the nine months ended September 30, 1998 is primarily attributable to the payment of construction costs accrued at December 31, 1997 relating to the Partnership's Properties located in Winchester and Portland, Indiana, as described above. The decrease in cash and cash equivalents was partially offset by an increase in rents paid in advance at September 30, 1998, as compared to December 31, 1997. The funds remaining at September 30, 1998 will be used toward the payment of distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, decreased to $902,520 at September 30, 1998, from $1,157,589 at December 31, 1997, primarily as a result of the payment during the nine months ended September 30, 1998 of construction costs accrued at December 31, 1997 relating to the Partnership's Properties located in Winchester and Portland, Indiana, as described above. Total liabilities at September 30, 1998, to the extent they exceed cash and cash equivalents at September 30, 1998, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from future general partner contributions.

         During August 1998, the Partnership entered into an agreement with an unrelated third party to sell the Taco Bell property in Edgewood, Maryland. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the Property; however, as of November 6, 1998, the sale had not occurred.

         Based on (i) current and anticipated future cash from operations (ii) for the nine months ended September 30, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida, and Union Township, Ohio, and (iii) to a lesser extent, for the nine months ended September 30, 1997, additional capital contributions from the corporate general partner received in April, July, and October 1997, the Partnership declared distributions to limited partners of $3,033,748 and $2,070,000 for the nine months ended September 30, 1998 and 1997, respectively ($600,000 and $690,000 for the quarters ended
September 30, 1998 and 1997, respectively). This represents distributions for the nine months ended September 30, 1998 and 1997, of $50.56 and $34.50 per unit, respectively ($10.00 and $11.50 per unit for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the nine months ended September 30, 1998. No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 35 wholly owned Properties (including one Property in Douglasville, Georgia, which was sold in November 1997), and during the nine months ended September 30, 1998, the Partnership owned and leased 34 wholly owned Properties (including four Properties, which were sold during 1998), generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $1,694,465 and $1,657,307, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $579,483 and $541,416 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in rental and earned income for the quarter and nine months ended September 30, 1998, was partially due to the fact that during the quarter and nine months ended September 30, 1997, the Partnership increased its allowance for doubtful accounts for the Property located in Palm Bay, Florida due to financial difficulties the tenant was experiencing. No such allowance was established during the quarter and nine months ended September 30, 1998, due to the fact that the Partnership re-leased this Property to a new tenant for which rent commenced subsequent to September 30, 1997. In addition, the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts during the quarter and nine months ended September 30, 1998.

         In addition, the increase in rental and earned income for the quarter and nine months ended September 30, 1998 was partially due to the fact that during the quarter and nine months ended September 30, 1997, the Partnership increased its allowance for doubtful accounts for the Properties located in Portland and Winchester, Indiana due to financial difficulties the tenants were experiencing. No such allowance was established during the quarter and nine months ended September 30, 1998, due to the fact that the Partnership re-leased these Properties to new tenants for which rent commenced subsequent to September 30, 1997.

         The increase in rental and earned income for the quarter and nine months ended September 30, 1998 was partially offset by a decrease in rental and earned income due to the sale of the Property in Douglasville, Georgia in November 1997, the sale of the Properties in Fort Myers, Florida and Union Township, Ohio in March 1998, and the sale of the Property in Naples, Florida in September 1998. During the nine months ended September 30, 1998, the Partnership used the net sales proceeds from the sale of the Property in Douglasville, Georgia to fund renovation costs for two Properties and for other Partnership purposes. Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 1998 sales of the Properties in Fort Myers, Florida and Union Township, Ohio to the limited partners, as described above in "Liquidity and Capital Resources."

         For the nine months ended September 30, 1998 and 1997, the Partnership also earned $37,207 and $65,265, respectively, in contingent rental income, $20,661 of which was earned during the quarter ended September 30, 1997. The decrease in contingent rental income during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily attributable to the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the nine months ended September 30, 1998. The decrease in contingent rental income for the quarter ended September 30, 1998 was primarily due to the fact that no contingent rents were recorded during the quarter ended September 30, 1998 as a result of the Partnership adopting EITF 98-9, a consensus reached by the Financial Accounting Standards Board entitled "Accounting for Contingent Rent in the Interim Financial Periods," which states that a lessor should defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         In October 1998, the tenant of one Boston Market Property filed for bankruptcy. If the lease is eventually rejected, the Partnership anticipates that rental income relating to this Property will terminate until a new tenant is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to this Property will have a material effect on the Partnership's financial position or results of operations.

         During  the  nine  months  ended  September  30,  1998  and  1997,  the
Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In addition, during the nine months ended September 30, 1998, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership recognized a loss of $143,612 and income of $172,340, respectively, attributable to net income and net loss earned by these joint ventures, income of $5,276 and $52,359 of which was recognized during the quarters ended September 30, 1998 and 1997, respectively. The decrease in net income is primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 68.87% interest) established an allowance for loss on the land and net investment in the direct financing lease for its Property for approximately $316,000 during the nine months ended September 30, 1998. The allowance represents the difference between the Property's carrying value at September 30, 1998 and the estimated net realizable value of the Property. In addition, the joint venture established an allowance for doubtful accounts of approximately $21,900 and $87,800 during the quarter and nine months ended September 30, 1998, respectively, in accordance with its collection policy. No such allowance was established during the quarter and nine months ended September 30, 1997. Kingsville Real Estate Joint Venture is currently seeking either a new tenant or purchaser for this Property.

         The decrease during the quarter and nine months ended September 30, 1998 in net income earned by joint ventures is also due to the fact that during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. During the quarter and nine months ended September 30, 1998, Titusville Joint Venture (in which the Partnership owns a 26.60% interest) established an allowance for loss on the land and building for its Property, of approximately $139,300. The allowance represents the difference between the Property's net carrying value at September 30, 1998 and the estimated net realizable value of the Property. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $550,017 and $532,282 for the nine months ended September 30, 1998 and 1997, respectively, of which $182,378 and $154,792 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that during the quarter and nine months ended September 30, 1998, the Partnership recorded approximately $21,600 in real estate tax expense due to the fact that in October 1998, the tenant of the Boston Market Property in Richmond, Virginia filed for bankruptcy, as described above. As a result, if the tenant decides to reject the lease the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a replacement tenant or buyer for the Property is located.

         As a result of the former tenant of the Property in Leesburg, Florida defaulting under the terms of its lease, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance during the quarters and nine months ended September 30, 1998 and 1997. The Partnership sold this Property in July 1998, as described above, therefore the Partnership does not anticipate incurring such expenses in future periods.

         As a result of the sales of the Properties in Fort Myers, Florida, Union Township, Ohio, and Leesburg, Florida the Partnership recognized a gain of $55,742 for financial reporting purposes during the nine months ended September 30, 1998. In addition, during the quarter and nine months ended September 30, 1998, the Partnership recognized a gain of $170,281 for financial reporting purposes as a result of the sale of its Property in Naples, Florida. No Properties were sold during the quarter and nine months ended September 30, 1997.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           DATED this 10th day of November, 1998.


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