Form 10-K405
period 1998-12-31
CNL INCOME FUND IV LTD
filed 1999-03-31
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 60,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to meet other working capital needs of the Partnership. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996, reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. During the year ended December 31, 1997, the Partnership sold its Property in Douglasville, Georgia. During the year ended December 31, 1998, the Partnership sold its Properties in Fort Myers, Florida and Union Township, Ohio and distributed the majority of the net sales proceeds to the limited partners as a special distribution. In addition, during the year ended December 31, 1998, the Partnership sold a Property in Leesburg, Florida and reinvested the majority of the net sales proceeds in a joint venture, Warren Joint Venture, to purchase and hold one restaurant Property, and sold a Property in Naples, Florida. As a result of the above transactions, as of December 31, 1998, the Partnership owned 37 Properties, including interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. During January 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Naples, Florida, in one Property in Zephyrhills, Florida, as tenants-in-common, with an affiliate of the General Partners. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 12. Subsequent Events.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from five to 20 years (the average being 18 years), and expire between 2001 and 2018. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,100 to $135,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

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

         In October 1997, the tenant of the Property in Palm Bay, Florida, vacated the Property. In February 1998, the Partnership entered into a new lease for this Property with a new tenant on substantially the same terms as the Partnership's other leases as described above.

         During 1994, the leases relating to the Properties in Dundee, Michigan and Marion, Ohio, were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendments provided for lower percentage rent breakpoints, as compared to the original lease agreements, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned leases reverted back to those required under the original lease agreements.

         In January 1999, the Partnership invested in an Arby's Property in Zephyrhills, Florida, as tenants-in-common with affiliates of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases as described above.

         During 1998, the tenant of the Property owned by Kingsville Real Estate Joint Venture experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant. The lease terms are substantially the same as the Partnership's other leases as described above.

Major Tenants

         During 1998, one lessee of the Partnership, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). As of December 31, 1998, Shoney's, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, two Restaurant Chains, Shoney's and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1998 (including the Partnership's share of the rental income from six Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). In 1999, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is unable to re-lease the Property in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         As of December 31, 1997, the Partnership had entered into five separate joint venture arrangements, Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture and Kingsville Real Estate Joint Venture, to purchase and hold five Properties through such joint ventures. In addition, in September 1998, the Partnership entered into a joint venture arrangement, Warren Joint Venture, to purchase and hold one restaurant Property. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same General Partners.

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

         Net cash flow from operations of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, and Warren Joint Venture is distributed 51.0%, 26.6%, 57.0%, 96.1%, 68.87%, and 35.71%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 53 percent interest in this Property.

         In addition, in January 1999, the Partnership entered into an agreement to hold an Arby's Property in Zephyrhills, Florida, as tenants-in-common, with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-venturer's percentage interest. The Partnership owns a 76 percent interest in this Property.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee equal to one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 37 Properties located in 14 states and the District of Columbia. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.
         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Shoney's, Inc. leases four Shoney's restaurants and two Captain D's restaurants. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $65,000 (ranging from approximately $41,000 to $81,300).

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 2,916 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfer of Units. The price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                    1998 (1)                              1997 (1)
                                         --------------------------------      --------------------------------
                                          High       Low        Average         High       Low        Average
                                         -------    -------    ----------      -------    -------    ----------
         First Quarter                   $435         $411          $422         $500       $425          $467
         Second Quarter                     475        475           475          500        410           461
         Third Quarter                      500        387           463          465        420           437
         Fourth Quarter                     476        380           433          475        450           470

 (1) A total of 552 and 647 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,633,748 and $2,760,000, respectively, to the Limited Partners. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of the net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio, to the Limited Partners. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnerhsip receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in the nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                Quarter Ended              1998                1997
                --------------------   -------------       -------------
                March 31                 $1,833,748           $ 690,000
                June 30                     600,000             690,000
                September 30                600,000             690,000
                December 31                 600,000             690,000


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.


Item 6.  Selected Financial Data

                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------
Year ended December 31:
     Revenues (1)                       $ 2,285,696    $ 2,531,385     $ 2,820,295     $ 2,871,572     $ 2,865,770
     Net income (2)                       1,821,449      1,720,668       2,347,167       2,210,339       2,310,524
     Cash distributions
         declared (3)                     3,633,748      2,760,000       2,760,000       2,760,000       2,760,000
     Net income per Unit (2)                  30.15          28.42           38.75           36.48           38.13
     Cash distributions declared
         per Unit                             60.56          46.00           46.00           46.00           46.00

At December 31:
     Total assets                       $21,189,833    $23,309,888     $23,730,892     $24,057,829     $24,598,179
     Partners' capital                   20,340,000     22,152,299      22,897,631      23,288,164      23,837,825

    (1)  Revenues include equity in earnings of joint ventures.

    (2) Net income for the year ended December 31,1997, includes $6,652 from a loss on the sale of land and $70,337 for a provision for loss on land and building. Net income for the years ended December 31,1998, 1996, 1995, and 1994, includes $226,024, $221,390, $128,547, and $128,592, respectively, from gains on the sale of land and buildings.

    (3) Distributions for the year ended December 31, 1998, include a special distribution to the Limited Partners of $1,233,748 in net sales proceeds from the sale of two properties in 1998.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 37 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         During the years ended December 31, 1998, 1997, and 1996, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $2,362,320, $2,417,972, and $2,713,964. The decrease in cash from operations for 1998 and 1997, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Cash from operations during the years ended December 31, 1998, 1997, and 1996, was also affected by the following.

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

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         In January 1996, the Partnership reinvested the net sales proceeds it received from the 1995 sale of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 53 percent interest in this Property.

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

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. As of December 31, 1998, the Partnership had collected the full amount of the promissory note.

         In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In connection therewith, the Partnership agreed to fund up to $125,000 in renovation costs for each Property. As of December 31, 1998, such renovations had been completed.

         In November 1997, the Partnership sold its Property in Douglasville, Georgia to a third party for $402,000 and received net sales proceeds of $378,149. This Property was originally acquired by the Partnership in December 1994 and had a cost of approximately $363,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $16,900 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss of $6,652 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only. The net sales proceeds were used to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, and to fund the renovation costs described above. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1998, the Partnership sold its Property in Fort Myers, Florida, to a third party for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,700 in excess of its original purchase price. In addition, in March 1998, the Partnership sold its Property in Union Township, Ohio, to an unrelated third party for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes. In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663. In April 1998, the Partnership distributed $1,233,748 of the net sales proceeds from these Properties as a special distribution to the Limited Partners and used the remaining net proceeds for other Partnership purposes.

         In addition, in July 1998, the Partnership sold its Property in Leesburg, Florida for $565,000 and received net sales proceeds of $523,931, resulting in a total loss for financial reporting purposes of $135,509. Due to the fact that at December 31, 1997, the Partnership recorded a provision for loss on the land and building in the amount of $70,337 for this Property, the Partnership recognized the remaining loss of $65,172 for financial reporting purposes at July 1998, relating to the sale. In September 1998, the Partnership contributed the majority of the net sales proceeds from the sale of the Property in Leesburg, Florida, to a joint venture, Warren Joint Venture, to purchase and hold one restaurant property. The Partnership has an approximate 36 percent interest in the profits and losses of Warren Joint Venture and the remaining interest in this joint venture is held by an affiliate of the General Partners.

         In September 1998, the Partnership sold its Property in Naples, Florida, to a third party for $563,000 and received net sales proceeds of $533,598, resulting in a gain of $170,281 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $410,500 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $123,100 in excess of its original purchase price. In January 1999, the Partnership invested a majority of the net sales proceeds in a Property in Zephyrhills, Florida, with an affiliate of the General Partners as tenants-in-common for a 76 percent interest in the Property. The Partnership will account for its investment in this Property using the equity method since the Partnership will share control with an affiliate. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Naples, Florida and the reinvestment of the net sales proceeds will be structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners) resulting from the sale.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the years ended December 31, 1997 and 1996, the Partnership received $294,000 and $22,300, respectively, in capital contributions from the corporate General Partner in connection with the operations of the Partnership. No such contributions were received during the year ended December 31, 1998.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $739,382 invested in such short-term investments, as compared to $876,452 at December 31, 1997. The decrease in the amount invested in short-term investments during 1998, as compared to 1997, is primarily attributable to the payment of construction costs accrued at December 31, 1997, relating to the Partnership's Properties in Winchester and Portland, Indiana, as described above. The decrease was partially offset by an increase in cash due to using a portion of the net sales proceeds from the sales of the Properties in Fort Myers, Florida, and Union Township, Ohio, for other Partnership purposes, as described above. Total liabilities at December 31, 1998, to the extent they exceed cash and cash equivalents at December 31, 1998, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions, from future General Partner contributions.

         During  1998,  1997,  and 1996,  affiliates  of the  General  Partners, incurred on behalf of the Partnership $111,482, $85,702, and $114,409, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $103,315 and $88,854, respectively, to affiliates for such amounts and accounting and administrative services. In addition, during the year ended December 31, 1998, the Partnership incurred $45,663 in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of two Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Amounts payable to other parties, including distributions payable, decreased to $700,855 at December 31, 1998, from $1,068,735 at December 31, 1997. The decrease in liabilities at December 31, 1998, is primarily attributable to the payment during the year ended December 31, 1998 of construction costs accrued at December 31, 1997 for the Properties in Portland and Winchester, Indiana, in connection with the new leases entered into in July 1997. In addition, the decrease in total liabilities was attributable to a decrease in distributions payable to the Limited Partners at December 31, 1998, as compared to December 31, 1997. Total liabilities at
December 31, 1998, to the extent they exceed cash and cash equivalents at December 31, 1998, will be paid from future cash from operations and, in the event the General Partners elect to make additional contributions, from future General Partner contributions.

         Based on (i) current and anticipated future cash from operations, (ii) for the year ended December 31, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio and (iii) to a lesser extent, for the year ended December 31, 1997, additional capital contributions received from the General Partners, the Partnership declared distributions to the Limited Partners of $3,633,748, $2,760,000, and $2,760,000 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $60.56, $46 and $46 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnerhsip's revenues in 1998 and is expected to reduce the Partnerhsip's revenues in subsequent years. The decrease in Partnership revenues, combined wtih the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,668,016 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $26,259,630 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During  1996,  the  Partnership   owned  and  leased  36  wholly  owned
Properties (including one Property in Tampa, Florida, which was sold in September 1996), during 1997, the Partnership owned and leased 35 wholly owned Properties (including one Property in Douglasville, Georgia, which was sold in November 1997) and during 1998, the Partnership owned and leased 34 wholly owned Properties (including four Properties which were sold in 1998). In addition, during 1998, 1997, and 1996, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property and one Property with affiliates as tenants-in-common. In addition, during 1998, the Partnership was a co-venturer in an additional joint venture that owned and leased one Property. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 37 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $18,100 to $135,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $2,231,513, $2,189,386, and $2,397,691, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties described above. The increase in rental and earned income during 1998, as compared to 1997, was partially attributable to the fact that during 1997, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. No such allowance was recorded during 1998 due to the fact that the Partnership renovated both Properties, as described above in "Liquidity and Capital
Resources" and re-leased the Properties to a new tenant for which rents commenced in October 1997. The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $28,500, for rental income amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, as described above. Rental and earned income also decreased by approximately $86,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Properties in Portland and Winchester, Indiana, in June 1997, as described above in "Liquidity and Capital Resources." The Partnership re-leased these Properties in October 1997, as described above. The decrease in rental and earned income for 1997, as compared to 1996, was slightly offset by an increase of approximately $20,200 in rental income from the new tenant of this Property who began operating the Property in October 1997, after it was renovated into an Arby's Property.

         Rental and earned income decreased during 1997, as compared to 1996, as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $128,200 during 1997, for rental amounts relating to the Property located in Palm Bay, Florida, due to financial difficulties the tenant was experiencing. The tenant vacated the Property in October 1997. Rental and earned income increased during 1998, as compared to 1997, due to the fact that no such allowance was established during 1998 and the fact that the Partnership negotiated a settlement agreement with the former tenant's guarantor to collect some of the amounts due to the Partnership from the former tenant. During 1998, the Partnership collected and recognized as income a portion of the past due rental amounts from the former tenant's guarantor. In addition, in February 1998, the Partnership entered into a new lease with a new tenant for this Property.

         The increase in rental and earned income for the year ended December 31, 1998 was partially offset by a decrease in rental and earned income due to the sale of the Property in Douglasville, Georgia in November 1997, the sale of the Properties in Fort Myers, Florida and Union Township, Ohio in March 1998, and the sale of the Property in Naples, Florida in September 1998. During the year ended December 31, 1998, the Partnership used the net sales proceeds from the sale of the Property in Douglasville, Georgia to fund renovation costs for two Properties and for other Partnership purposes. Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 1998 sales of the Properties in Fort Myers, Florida and Union Township, Ohio to the Limited Partners.

         In addition, rental and earned income decreased approximately $76,300 during the year ended 1997 as compared to 1996, as a result of the sale of the Property in Tampa, Florida, in September 1996. The decrease in rental income for 1997 was offset by an increase of approximately $118,300 in rental income attributable to the reinvestment of the net sales proceeds in a Property in Richmond, Virginia, in December 1996.

         For the years ended December 31, 1998, 1997, and 1996, the Partnership earned $83,377, $117,031 and $97,318, respectively, in contingent rental income from the Partnership's wholly owned Properties. The decrease in contingent rental income during the year ended December 31, 1998, as compared to the year ended December 31, 1997, is partially attributable to the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the year ended December 31, 1998 and is partially attributable to a decrease in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income. The increase in contingent rental income in 1997, as compared to 1996, is primarily attributable to an increase in gross sales for certain restaurant Properties, the leases of which require the payment of contingent rental income.

         In October 1998, the tenant of one Boston Market Property filed for bankruptcy. As of March 11, 1999, the Partnership has continued receiving rental payments relating to this lease. While the tenant has not rejected or affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenue resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership recognized a loss of $90,144 and income of $189,747 and $277,431, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income in 1998, as compared to 1997, is primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 68.87% interest) established an allowance for loss on the land and net investment in the direct financing lease for its Property for approximately $316,000 during the year ended December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value of the Property. In addition, the joint venture increased its allowance for doubtful accounts by approximately $130,000 during the year ended December 31, 1998, as compared to an increase in allowance for doubtful accounts of approximately $20,600 during the year ended December 31, 1997, for amounts due from this tenant deemed uncollectible in accordance with its collection policy. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the General Partners ceased collection efforts on the past due amounts. The decrease in net income for 1998, as compared to 1997, is partially offset by an increase in net income earned by joint ventures due to the fact that in September 1998, the Partnership reinvested net sales proceeds from the sale of its Property in Leesburg, Florida in Warren Joint Venture.

         The decrease in net income earned by these joint ventures during 1997, as compared to 1996, is partially attributable to the fact that, during July 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $27,000 during 1997. No such allowance was established during 1996. In addition, the joint venture recorded real estate tax expense of approximately $16,600 during 1997. No such real estate taxes were incurred during 1996. In addition, the joint venture wrote off unamortized lease costs of $23,500 in 1997 due to the tenant vacating the Property. Titusville Joint Venture ceased collection efforts on past due amounts and the joint venture will not recognize any rental income from this Property until a new tenant is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property. In addition, during 1998 and 1997, the joint venture established an allowance for loss on land and building for its Property in Titusville, Florida, for approximately $125,300 and $147,000, respectively, for financial reporting purposes. The allowance represents the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. Net income earned by joint ventures also decreased during 1997, as compared to 1996, due to an adjustment in estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the year ended December 31, 1997 for the Property in Clinton, North Carolina, held as tenants-in-common.

         During the year ended December 31, 1998, one of the Partnership's lessees, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and one Property owned with affiliates as tenant-in-common). As of December 31, 1998, Shoney's, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, two Restaurant Chains, Shoney's and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). In 1999, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnerhsip is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $690,271, $733,728, and $694,518 for the years ended December 31, 1998,
1997, and 1996, respectively. The decrease in operating expenses for 1998, as compared to 1997, and the increase in operating expenses for 1997, as compared to 1996, was partially due to the fact that during 1997, the Partnership expensed approximately $25,400 in current and past due real estate taxes for the Property in Palm Bay, Florida due to the tenant vacating the Property in October 1997. The Property was re-leased and the new tenant is responsible for these expenses beginning in December 1997. In addition, the decrease in operating expenses for 1998, as compared to 1997, is partially due to the decrease in depreciation expense which resulted from the sale of one Property in November 1997, and the sale of four Properties in 1998.

         The decrease in operating expenses for 1998, as compared to 1997, is partially offset by an increase in operating expense for 1998 due to the fact that the Partnership incurred $18,286 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the

Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The increase in operating expenses during 1997 was also partially due to the fact that the Partnership recorded bad debt expense of $12,794 from the former tenant during 1997, relating to the Properties located in Portland and Winchester, Indiana, for past due rental income amounts. Due to the fact that the Partnership re-leased these Properties to a new tenant in October 1997, as described above, no such expense was recorded during 1998.

         The Partnership is responsible for the proportionate share of real estate taxes and insurance expense for one of the two leases for the Property in Maywood, Illinois. In addition, during 1998, 1997, and 1996, the Partnership paid for a portion of the real estate taxes that are the responsibility of the other tenant of the Maywood Property, due to a shortage of amounts collected from the tenant for the payment of their proportionate share of real estate taxes.

         In addition, as a result of the former tenant of the Property in Leesburg, Florida, defaulting under the terms of its lease, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance expense relating to this Property during 1998, 1997, and 1996. The Partnership sold this Property in July 1998, therefore the Partnership does not anticipate incurring such expenses in future periods.

         As a result of the sales of four Properties and one Property, the Partnership recognized a gain of $226,024 and $221,390, respectively, for financial reporting purposes during the years ended December 31, 1998 and 1996, respectively. In addition, as a result of the sale of the Property in Douglasville, Georgia, in November 1997, the Partnership recognized a loss for financial reporting purposes of $6,652 for the year ended December 31, 1997.

         During 1997, the Partnership established an allowance for loss on land and building in the amount of $70,337 for financial reporting purposes for the Property in Leesburg, Florida. The tenant of this Property defaulted under the terms of its lease and vacated the Property. The allowance represented the difference between the Property's carrying value at December 31, 1997, and the estimated net realizable value for this Property based on an anticipated sales price. In July 1998, the Partnership sold this Property.

         The Partnership's leases as of December 31, 1998, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all Year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                 Page

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants




To the Partners
CNL Income Fund IV, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Orlando, Florida
January 18, 1999, except for the second paragraph of Note 12 for which the date is March 11, 1999.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                  1998                    1997
                                                                             ----------------        ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on land and building                                                $15,486,459              $18,097,997
Net investment in direct financing leases                                          1,231,482                1,269,389
Investment in joint ventures                                                       2,862,906                2,708,012
Cash and cash equivalents                                                            739,382                  876,452
Restricted cash                                                                      537,274                       --
Receivables, less allowance for doubtful
    accounts of $258,641 and $295,580                                                 24,676                   37,669
Prepaid expenses                                                                       9,836                   11,115
Lease costs, less accumulated amortization
    of $21,450 and $17,956                                                            18,094                   21,588
Accrued rental income                                                                279,724                  287,466
Other assets                                                                              --                      200
                                                                            -----------------        -----------------

                                                                                 $21,189,833              $23,309,888
                                                                            =================        =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                   $   4,503                $   8,576
Accrued construction costs payable                                                        --                  250,000
Accrued and escrowed real estate taxes
    payable                                                                           36,732                   65,176
Distributions payable                                                                600,000                  690,000
Due to related parties                                                               148,978                   93,854
Rents paid in advance and deposits                                                    59,620                   49,983
                                                                            -----------------        -----------------
       Total liabilities                                                             849,833                1,157,589

Partners' capital                                                                 20,340,000               22,152,299
                                                                            -----------------        -----------------

                                                                                 $21,189,833              $23,309,888
                                                                            =================        =================



                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                                 1998                 1997                  1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from operating leases                        $2,104,520           $2,058,703           $2,263,677
    Earned income from direct financing
       leases                                                     126,993              130,683              134,014
    Contingent rental income                                       83,377              117,031               97,318
    Interest and other income                                      60,950               35,221               47,855
                                                            --------------       --------------       --------------
                                                                2,375,840            2,341,638            2,542,864
                                                            --------------       --------------       --------------
Expenses:
    General operating and administrative                          151,775              149,808              161,714
    Professional services                                          43,609               33,439               29,289
    Bad debt expense                                                   --               12,794                   --
    Real estate taxes                                              31,879               65,316               37,589
    State and other taxes                                          15,747               16,476               21,694
    Depreciation and amortization                                 428,975              455,895              444,232
    Transaction costs                                              18,286                   --                   --
                                                            --------------       --------------       --------------
                                                                  690,271              733,728              694,518
                                                            --------------       --------------       --------------
Income Before Equity in Earnings (Losses)
    of Joint Ventures, Gain (Loss) on Sale of
    Land and Buildings and Provision for
    Loss on Land and Building                                   1,685,569            1,607,910            1,848,346

Equity in Earnings (Losses) of Joint Ventures                     (90,144 )            189,747              277,431

Gain (Loss) on Sale of Land and Buildings                         226,024               (6,652 )            221,390

Provision for Loss on Land and Building                                --              (70,337 )                 --
                                                            --------------       --------------       --------------

Net Income                                                     $1,821,449           $1,720,668           $2,347,167
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                             $ 12,724             $ 15,697             $ 22,219
    Limited partners                                            1,808,725            1,704,971            2,324,948
                                                            --------------       --------------       --------------
                                                               $1,821,449           $1,720,668           $2,347,167
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                              $  30.15             $  28.42             $  38.75
                                                            ==============       ==============       ==============

Weighted Average Number of Limited
    Partner Units Outstanding                                      60,000               60,000               60,000
                                                            ==============       ==============       ==============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996

                                       General Partners                                        Limited Partners
                                 --------------------------   ---------------------------------------------------------------------
                                                Accumulated                                 Accumulated   Syndication
                                 Contributions    Earnings    Contributions  Distributions    Earnings       Costs         Total
                                 -------------  ------------  -------------  -------------  ------------- ------------  ------------
Balance, December 31, 1995       $   241,504    $   160,634   $ 30,000,000   $ (19,687,963 ) $ 16,013,989  $(3,440,000) $23,288,164

    Contributions from general
       partners                       22,300             --             --              --             --           --       22,300
    Distributions to limited
       partners ($46 per limited
       partner unit)                      --             --             --      (2,760,000 )           --            --  (2,760,000)
    Net income                            --         22,219             --              --      2,324,948            --   2,347,167
                                 ------------   ------------  -------------  --------------  ------------- ------------- -----------

Balance, December 31, 1996           263,804        182,853     30,000,000     (22,447,963 )   18,338,937    (3,440,000) 22,897,631

    Contributions from general
       partners                      294,000             --             --              --             --            --     294,000
    Distributions to limited
       partners ($46 per limited
       partner unit)                      --             --             --      (2,760,000 )           --            --  (2,760,000)
    Net income                            --         15,697             --              --      1,704,971            --   1,720,668
                                 ------------   ------------  -------------  --------------  ------------- ------------- ----------

Balance, December 31, 1997           557,804        198,550     30,000,000     (25,207,963 )   20,043,908    (3,440,000) 22,152,299

    Distributions to limited
       partners ($61  per
       limited partner unit)              --             --             --      (3,633,748 )           --            --  (3,633,748)
    Net income                            --         12,724             --              --      1,808,725            --   1,821,449
                                 ------------   ------------  -------------  --------------  ------------- ------------- -----------

Balance, December 31, 1998       $   557,804    $   211,274   $ 30,000,000   $ (28,841,711 ) $ 21,852,633  $ (3,440,000) $20,340,000
                                 ============   ============  =============  ==============  ============= ============= ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                      1998                 1997                   1996
                                                                 ----------------     ----------------      ----------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                   $2,351,732          $2,345,612             $2,588,248
         Distributions from joint ventures                               248,360             265,473                305,866
         Cash paid for expenses                                         (274,436 )          (211,213  )            (206,059 )
         Interest received                                                36,664              18,100                 25,909
                                                                 ----------------     ----------------      ----------------
             Net cash provided by operating
                activities                                             2,362,320           2,417,972              2,713,964
                                                                 ----------------     ----------------      ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                       2,526,354             378,149              1,049,550
         Additions to land and buildings on
             operating leases                                           (275,000 )                  --           (1,035,516 )
         Investment in joint ventures                                   (493,398 )                  --             (437,489 )
         Decrease (increase) in restricted cash                         (533,598 )                  --              518,150
         Payment of lease costs                                               --             (17,384  )              (2,230 )
         Other                                                                --               9,122                     --
                                                                 ----------------     ----------------      ----------------
             Net cash provided by investing activities                 1,224,358             369,887                 92,465
                                                                 ----------------     ----------------      ----------------

      Cash Flows from Financing Activities:
         Contributions from general partners                                  --             294,000                 22,300
         Distributions to limited partners                            (3,723,748 )        (2,760,000  )          (2,760,000 )
                                                                 ----------------     ----------------      ----------------
             Net cash used in financing activities                    (3,723,748 )        (2,466,000  )          (2,737,700 )
                                                                 ----------------     ----------------      ----------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                          (137,070 )           321,859                 68,729

Cash and Cash Equivalents at Beginning of Year                           876,452             554,593                485,864
                                                                 ----------------     ----------------      ----------------

Cash and Cash Equivalents at End of Year                               $ 739,382           $ 876,452              $ 554,593
                                                                 ================     ================      ================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                   1998                  1997               1996
                                                               ---------------      ---------------    ----------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                 $ 1,821,449            $1,720,668          $2,347,167
                                                               ---------------      ---------------    ----------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Depreciation                                            425,481               453,397             442,065
             Amortization                                              3,494                 2,498               2,167
             Equity in earnings of joint ventures,
                net of distributions                                 338,504                75,726              28,435
             Bad debt expense                                             --                12,794                  --
             Loss (gain) on sale of land and
                buildings                                           (226,024  )              6,652            (221,390 )
             Provision for loss on land and
                building                                                  --                70,337                  --
             Decrease in receivables                                   8,607                 5,422              41,531
             Decrease (increase) in
                prepaid expenses                                       1,279                  (180 )            (1,202 )
             Decrease in net investment in direct
                financing leases                                      37,907                34,215              30,885
             Increase in accrued rental income                       (40,515  )            (39,669 )           (21,520 )
             Increase (decrease) in accounts
                payable and accrued expenses                         (26,960  )             31,976              11,162
             Increase in due to related parties                        9,461                26,701              39,987
             Increase in rents paid in advance
                and deposits                                           9,637                17,435              14,677
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                 540,871               697,304             366,797
                                                               ---------------      ---------------    ----------------

Net Cash Provided by Operating Activities                        $ 2,362,320            $2,417,972          $2,713,964
                                                               ===============      ===============    ================

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

      Deferred  real estate  disposition  fees
        incurred and unpaid at December 31                         $  45,663               $    --              $   --
         unpaid at December 31                                 ===============      ===============    ================

      Distributions declared and unpaid at
         December 31                                               $ 600,000             $ 690,000           $ 690,000
                                                               ===============      ===============    ================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

         Investment in Joint Ventures - The Partnership's investments in Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture, and a property in Clinton, North Carolina, held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                             $ 7,244,512            $8,328,572
                  Buildings                                         11,986,556            13,684,194
                                                              -----------------     -----------------
                                                                    19,231,068            22,012,766
                  Less accumulated depreciation                     (3,744,609 )          (3,844,432 )
                                                              -----------------     -----------------
                                                                    15,486,459            18,168,334
                  Less allowance for loss on
                       land and building                                    --               (70,337 )
                                                              -----------------     -----------------
                                                                   $15,486,459          $ 18,097,997
                                                              =================     =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

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

         In March 1998, the Partnership sold its property in Union Township, Ohio to a third party for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes.

         In connection with the sale of the properties described above, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663 (see Note 10).

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In July 1998, the Partnership sold its property in Leesburg, Florida, for $565,000 and received net sales proceeds of $523,931, resulting in a loss for financial reporting purposes of $135,509. Due to the fact that at December 31, 1997, the Partnership had recorded a provision for loss on land and building in the amount of $70,337 for this property, the Partnership recognized the remaining loss of $65,172 for financial reporting purposes in July 1998, relating to the sale.

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

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $40,515, $39,669 and $21,520, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                           $ 1,975,839
                2000                             1,977,929
                2001                             1,947,479
                2002                             1,951,578
                2003                             1,759,818
                Thereafter                      10,670,163
                                          -----------------

                                               $20,282,806
                                          =================

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                        1998                  1997
                                                                  -----------------     -----------------
                  Minimum lease payments receivable                     $1,660,791            $1,825,690
                  Estimated residual values                                527,829               527,829
                  Less unearned income                                    (957,138 )          (1,084,130 )
                                                                  -----------------     -----------------

                  Net investment in direct
                      financing leases                                  $1,231,482           $ 1,269,389
                                                                  =================     =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                           $ 164,899
                2000                             164,899
                2001                             164,899
                2002                             164,899
                2003                             164,899
                Thereafter                       836,296
                                         ----------------

                                              $1,660,791
                                         ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         As of December 31, 1997, the Partnership had a 51 percent, a 26.6%, a 57 percent, a 96.1% and a 68.87% interest in the profits and losses of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture and Kingsville Real Estate Joint Venture, respectively, and a 53 percent interest in the profits and losses of a property in Clinton, North Carolina, held as tenants-in-common with affiliates of the general partners.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

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

         In September 1998, the Partnership entered into a joint venture arrangement, Warren Joint Venture, with an affiliate of the general partners, to hold one restaurant property. As of December 31, 1998, the Partnership had acquired a 35.71% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliates.

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                                                1998                 1997
                                                                          ----------------     ----------------
                 Land and buildings on operating
                     leases, less accumulated
                     depreciation and allowance for
                     loss on land and building                                  $4,406,943           $3,338,372
                 Net investment in direct financing
                     leases less allowance for loss on
                     building                                                      626,594              842,633
                 Cash                                                               14,025               12,331
                 Receivables                                                        10,943               40,456
                 Accrued rental income                                             163,773              177,567
                 Other assets                                                        2,513                2,029
                 Liabilities                                                        27,211               16,283
                 Partners' capital                                               5,197,580            4,397,105
                 Revenues                                                          368,058              434,177
                 Provision for loss on land and
                     buildings and net investment in
                     direct financing lease                                       (441,364)            (147,039)
                 Net income                                                       (212,388)             126,271

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         The  Partnership   recognized  a  loss  totalling  $90,144  and  income
         totalling $189,747 and $277,431 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 1998, the net sales proceeds of $533,598 from the sale of the property in Naples, Florida, plus accrued interest of $3,676 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

7.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. As of December 31, 1998, the Partnership had collected the full amount of the promissory note.

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

                  Years Ended December 31, 1998, 1997, and 1996


8.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the Partnership is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During each of the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,633,748, $2,760,000, and $2,760,000, respectively. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the properties in Fort Myers, Florida and Union Township, Ohio. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998              1997             1996
                                                                 --------------     ------------     ------------
                  Net income for financial reporting
                      purposes                                      $1,821,449       $1,720,668       $2,347,167

                  Depreciation for tax reporting
                      purposes in  excess of depreciation
                      for financial reporting purposes                  (8,014 )         (9,203 )        (17,764 )

                  Allowance   for   loss  on  land
                      and building                                          --           70,337               --

                  Direct financing leases recorded as
                      operating leases for tax
                      reporting purposes                                37,907           34,215           30,885

                  Gain on sale  of land  and  buildings
                      for financial reporting purposes
                      less than (in excess of) gain for
                      tax reporting purposes                          (231,919 )         44,918         (140,228 )

                  Capitalization of  transaction costs
                      for tax reporting purposes                        18,286               --               --

                  Equity in earnings of joint ventures
                      for financial  reporting purposes
                      less than (in excess of) equity in
                      earnings of joint ventures for tax
                      reporting purposes                               319,186           51,115          (25,853 )

                  Allowance for doubtful accounts                      (36,939 )        138,647           (9,933 )

                  Accrued rental income                                (40,515 )        (39,669 )        (21,520 )

                  Rents paid in advance                                  9,137            7,435           14,677

                  Other                                                    501               --               --
                                                                 --------------     ------------     ------------

                  Net income for federal income tax
                      purposes                                      $1,889,079       $2,018,463       $2,177,431
                                                                 ==============     ============     ============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director, and vice chairman of the Board of CNL Fund Advisors, Inc. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions - Continued:

         limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the year ended December 31, 1998, the Partnership incurred $45,663 in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1997 and 1996.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $94,365, $81,838 and $85,899 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                          1998                  1997
                                                                     ---------------       ---------------
                 Due to the Affiliate:
                     Expenditures incurred on
                        behalf of the Partnership                           $53,363               $48,126
                     Accounting and administrative
                        services                                             49,952                40,728
                 Deferred, subordinated real
                     estate disposition fee                                  45,663                     --
                 Other                                                            --                 5,000
                                                                     ---------------       ---------------

                                                                           $148,978               $93,854
                                                                     ===============       ===============




                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for each of the years ended December 31:

                                                                1998              1997               1996
                                                            -------------     -------------      -------------
                  Shoney's, Inc.                                $413,755          $427,238           $425,390
                  Tampa Foods, L.P.                                  N/A               N/A            291,347

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:

                                                                1998              1997               1996
                                                            -------------     -------------      -------------
                  Shoney's                                      $541,175          $557,303           $557,841
                  Wendy's Old Fashioned
                      Hamburger Restaurants                      437,896           432,585            499,305
                  Denny's                                            N/A           345,749            360,080
                  Taco Bell                                          N/A           262,909            251,314

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership.

12.      Subsequent Events:

         In January 1999, the Partnership used the net sales proceeds from the sale of the property in Naples, Florida to invest in a Property in Zephyrhills, Florida, with an affiliate of the general partners as tenants-in-common for a 76 percent interest in the property. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with affiliates.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


12.      Subsequent Events - Continued:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,668,016 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $26,259,630 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                 Title of Class                      Name of Partner                     Percent of Class
         General Partnership Interests               James M. Seneff, Jr.                       45%
                                                     Robert A. Bourne                           45%
                                                     CNL Realty Corporation                     10%
                                                                                              -----
                                                                                               100%

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 12.
Subsequent Events.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

              Type of                                                                            Amount Incurred
           Compensation                                    Method of                              For the Year
           and Recipient                                  Computation                        Ended December 31, 1998
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $111,482
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting    and     administrative
                                              area.   Affiliates  of  the  General     services:  $94,365
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated management fee to       One  percent  of the  sum  of  gross        $ - 0 -
affiliates                                    operating  revenues from  Properties
                                              wholly  owned  by the  Partnership
                                              plus the Partner- ship's allocable
                                              share of gross  revenues  of joint
                                              ventures in which the  Partnership
                                              is a co-venturer,  subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.  The management
                                              fee  will not  exceed  competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              non-cumulative,   if  the  Limited
                                              Partners  have not received  their
                                              10%   Preferred   Return   in  any
                                              particular   year,  no  management
                                              fees  will be due or  payable  for
                                              such year.



              Type of                                                                            Amount Incurred
           Compensation                                    Method of                              For the Year
           and Recipient                                  Computation                        Ended December 31, 1998
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $45,663
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.




                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.

         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 12. Subsequent Events, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                    CNL INCOME FUND IV, LTD.

                                    By:      CNL REALTY CORPORATION
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ---------------------------
                                             ROBERT A. BOURNE, President


                                    By:      ROBERT A. BOURNE
                                             General Partner

                                             /s/ Robert A. Bourne
                                             --------------------------
                                             ROBERT A. BOURNE


                                    By:      JAMES M. SENEFF, JR.
                                             General Partner

                                             /s/ James M. Seneff, Jr.
                                             --------------------------
                                             JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
       0
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 27, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 27, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996


                                                              Additions                            Deductions
                                                    -------------------------------       -----------------------------
                                                                                                            Collected
                                                                                                            or Deter-
                                    Balance at       Charged to       Charged to            Deemed       mined to         Balance
                                    Beginning        Costs and          Other             Uncollec-       be Col-         at End
   Year          Description         of Year          Expenses         Accounts             tible        lectible         of Year
  --------     ----------------    -------------    -------------    --------------       ------------  ------------    -----------
   1996        Allowance for
                   doubtful
                   accounts (a)        $166,866           $  --          $ 38,389   (b)      $48,322          $  --        $156,933
                                   =============    =============    ==============       ============  ============    ===========

  1997         Allowance for
                   doubtful
                   accounts (a)        $156,933           $  --         $ 258,818   (b)     $112,624        $ 7,547        $295,580
                                   =============    =============    ==============       ============  ============    ===========

  1998         Allowance for
                   doubtful
                   accounts (a)        $295,580           $  --          $ 26,370   (b)      $ 3,303        $60,006        $258,641
                                   =============    =============    ==============       ============  ============    ===========


         (a)  Deducted from receivables on the balance sheet.

         (b) Reduction of rental and other income.



                                                           CNL INCOME FUND IV, LTD.
                                                        (A Florida Limited Partnership)

                                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              December 31, 1998

                                                                                      Costs Capitalized
                                                                                        Subsequent to
                                                                    Initial Cost         Acquisition
                                                       ---------------------------- -----------------------
                                         Encum-                       Buildings and  Improve-      Carrying
                                         brances            Land      Improvements     ments        Costs
                                       -----------     -------------  -----------   -----------    --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

     Arby's Restaurants:
       Winchester, Indiana                 -               $287,769            -     $567,785         -
       Portland, Indiana                   -                187,928            -      657,931         -

     Boston Market Restaurant:
       Richmond, Virginia                  -                504,169      522,025            -         -
                                                                                            -
     Captain D's Restaurants:
       Alexander City, Alabama             -                120,210      279,689            -         -
       Oak Ridge, Tennessee                -                169,951      281,686            -

     Checkers Drive-In Restaurant:
       Miami, Florida                      -                174,336            -            -         -

     Denny's Restaurants:
       Marion, Ohio                        -                135,407      334,665            -         -
       Dundee, Michigan                    -                251,650            -      372,278         -

     Golden Corral Family
       Steakhouse Restaurants:
           Franklin, Indiana               -                107,560      586,375            -         -
           Streator, Illinois              -                161,616      650,934            -         -

     Jack in the Box Restaurant:
       San Antonio, Texas                  -                352,957            -      368,702         -

     Pizza Hut Restaurants:
       Memphis, Texas                      -                 26,510      231,874            -         -
       Carthage, Texas                     -                 40,444      232,823            -         -
       Crystal City, Texas                 -                  8,826      178,570            -         -
       Sequin, Texas                       -                 63,708      184,279            -         -
       Washington, D.C.                    -                191,737            -            -         -

     Shoney's Restaurants:
       Alexander City, Alabama             -                202,438      428,406            -         -
       Topeka, Kansas                      -                292,407      465,321            -         -
       Brookhaven, Mississippi             -                312,574      452,601            -         -
       Auburn, Alabama                     -                363,432      426,123            -         -
       Tampa, Florida                      -                316,697            -      894,659         -

     Taco Bell Restaurant:
       Edgewood, Maryland                  -                440,355            -      523,478         -



     Wendy's Old Fashioned
      Hamburger Restaurants:
        Detroit, Michigan                  -                192,813      462,793            -         -
        Mechanicsville, Virginia           -                346,627      502,117            -         -
        Tampa, Florida                     -                530,456      432,958            -         -
        Tampa, Florida                     -                476,755      368,405            -         -

     Other Restaurants:
       Corpus Christi, Texas               -                204,287            -      460,803         -
       Maywood, Illinois (i)               -                310,966            -      443,472         -
       Palm Bay, Florida                   -                469,927      365,128      310,676         -
                                                       ------------  -----------  -----------  --------  ---

                                                         $7,244,512   $7,386,772   $4,599,784         -    $
                                                       ============  ===========  ===========  ========  ===

Property of Joint Venture in Which
  the Partnership has a 51% Interest
  and has Invested in Under an
  Operating Lease:

    Denny's Restaurant:
      Holland, Michigan                    -               $295,987            -     $780,451         -
                                                       ============  ===========  ===========  ========  ===

Property of Joint Venture in Which
  the Partnership has a 26.6% Interest
  and has Invested in Under an Operating
  Lease:

    Po Folks Restaurant:
      Titusville, Florida (j)              -               $271,350            -     $750,985         -
                                                       ============  ===========  ===========  ========  ===

Property of Joint Venture in Which
  the Partnership has a 57% Interest
  and has Invested in Under an
  Operating Lease:

    Waffle House Restaurant:
      Cocoa, Florida                       -               $183,229     $192,857            -         -
                                                       ============  ===========  ===========  ========  ===

Property of Joint Venture in Which
  the Partnership has a 96.1% Interest
  and has Invested in Under an
  Operating Lease:

   KFC Restaurant:
     Auburn, Massachusetts                 -               $484,362            -            -         -
                                                       ============  ===========  ===========  ========  ===


Property of Joint Venture in Which
  the Partnership has a 68.87%
  Interest and has Invested in
  Under an Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas (k)                -               $171,061            -      $99,128         -
                                                       ============  ===========  ===========  ========  ===

Property in Which the Partner-
  ship has a 53% Interest as
  Tenants-in-Common and
  has Invested in Under an
  Operating Lease:

    Golden Corral Family
     Steakhouse Restaurant:
      Clinton, North Carolina               -              $138,382     $676,588            -         -
                                                       ============  ===========  ===========  ========  ===

Property of Joint Venture in Which
  the Partnership has a 35.71%
  Interest and has Invested in Under
  an Operating Lease:

    IHOP Restaurant:
      Warren, Michigan                     -               $507,965     $889,080            -         -
                                                       ============  ===========  ===========  ========  ===

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Pizza Hut Restaurant:
      Washington, D. C.                    -                      -     $459,543            -         -

    Shoney's Restaurant:
      Punta Gorda, Florida                 -                210,438      770,826       39,193         -
                                                       ------------  -----------  -----------  --------

                                                           $210,438   $1,230,369      $39,193         -
                                                       ============  ===========  ===========  ========
Property of Joint Venture in
  Which the Partnership has a
  96.1% Interest and has Invested
  in Under a Direct Financing
  Lease:

    KFC Restaurant:
      Auburn, Massachusetts                -                      -            -     $434,947         -
                                                       ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  68.87% Interest and has Invested
  in Under a Direct Financing
  Lease:

    Denny's Restaurant:
      Kingsville, Texas                    -                      -            -     $535,489         -
                                                       ============  ===========  ===========  ========



         Gross Amount at Which                                                Life on Which
      Carried at Close of Period (c)                                          Depreciation in
----------------------------------------               Date                    Latest Income
             Buildings and              Accumulated   of Con-       Date       Statement is
   Land      Improvements    Total      Depreciation struction   Acquired        Computed
------------ ------------ ------------  -----------  ---------   ---------    ---------------

 $287,769      $567,785      $855,554     $156,806    1988         07/88            (b)
  187,928       657,931       845,859      171,007    1989         11/88            (b)


  504,169       522,025     1,026,194       34,850    1996         12/96            (b)


  120,210       279,689       399,899       93,460    1988         12/88            (b)
  169,951       281,686       451,637       94,153    1988         12/88            (b)


  174,336             -       174,336           (g)    -           06/94            (g)


  135,407       334,665       470,072       66,711    1989         10/88            (h)
  251,650       372,278       623,928      126,162    1988         10/88            (b)



  107,560       586,375       693,935      205,232    1988         06/88            (b)
  161,616       650,934       812,550      224,211    1988         08/88            (b)


  352,957       368,702       721,659      120,854    1989         11/88            (b)


   26,510       231,874       258,384       79,547    1985         09/88            (b)
   40,444       232,823       273,267       79,872    1981         09/88            (b)
    8,826       178,570       187,396       61,259    1981         09/88            (b)
   63,708       184,279       247,987       63,219    1974         09/88            (b)
  191,737            (f)      191,737            -    1986         01/89            (d)


  202,438       428,406       630,844      143,155    1988         12/88            (b)
  292,407       465,321       757,728      155,532    1988         12/88            (b)
  312,574       452,601       765,175      151,282    1988         12/88            (b)
  363,432       426,123       789,555      142,431    1988         12/88            (b)
  316,697       894,659     1,211,356      283,309    1989         02/89            (b)


  440,355       523,478       963,833      172,312    1989         10/88            (b)





  192,813       462,793       655,606      156,836    1983         10/88            (b)
  346,627       502,117       848,744      168,768    1988         12/88            (b)
  530,456       432,958       963,414      144,407    1984         12/88            (b)
  476,755       368,405       845,160      122,877    1987         12/88            (b)


  204,287       460,803       665,090      155,838    1988         10/88            (b)
  310,966       443,472       754,438      146,189    1988         09/88            (b)
  469,927       675,804     1,145,731      224,330    1989         12/88            (b)
---------  ------------  ------------  -----------

$7,244,512  $11,986,556   $19,231,068   $3,744,609
========== ============  ============  ===========







 $295,987      $780,451    $1,076,438     $264,486    1988         11/88            (b)
=========  ============  ============  ===========







 $271,350      $750,985    $1,022,335     $245,306    1988         12/88            (b)
=========  ============  ============  ===========







 $183,229      $192,857      $376,086      $57,911    1986         12/89            (b)
=========  ============  ============  ===========







 $484,362            (f)     $484,362            -    1989         05/89            (d)
=========                ============  ===========








 $270,189            (f)     $270,189            -    1988         10/88            (d)
=========                ============  ===========









 $138,382      $676,588      $814,970      $66,273    1996         01/96            (b)
=========  ============  ============  ===========







 $507,965      $889,080    $1,397,045       $8,769    1998         09/98            (b)
=========  ============  ============  ===========






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











        -            (f)           (f)          (d)   1989         05/89            (d)









        -            (f)           (f)          (d)   1988         10/88            (d)




                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



         (a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996, are summarized as follows:

                                                                                            Accumulated
                                                                             Cost          Depreciation
                                                                        ---------------    ---------------
               Properties the Partnership has Invested
                   in Under Operating Leases:

                       Balance, December 31, 1995                         $ 21,989,843       $ 3,045,149
                       Dispositions                                           (887,486 )         (96,179  )
                       Additional costs capitalized                          1,026,194                --
                       Depreciation expense                                         --           442,065
                                                                        ---------------    ---------------

                       Balance, December 31, 1996                           22,128,551         3,391,035
                       Dispositions                                           (365,785 )              --
                       Acquisitions                                            250,000                --
                       Depreciation expense                                         --           453,397
                                                                        ---------------    ---------------

                       Balance, December 31, 1997                           22,012,766         3,844,432
                       Dispositions                                         (2,781,698 )        (525,304  )
                       Depreciation expense                                         --           425,481
                                                                        ---------------    ---------------

                       Balance, December 31, 1998                         $ 19,231,068       $ 3,744,609
                                                                        ===============    ===============

               Property of Joint  Venture  in Which
                  the  Partnership  has a 51%
                  Interest and has Invested in
                  Under an Operating lease:

                       Balance, December 31, 1995                         $  1,076,438        $  186,441
                       Depreciation expense                                         --            26,015
                                                                        ---------------    ---------------

                       Balance, December 31, 1996                            1,076,438           212,456
                       Depreciation expense                                         --            26,015
                                                                        ---------------    ---------------

                       Balance, December 31, 1997                            1,076,438           238,471
                       Depreciation expense                                         --            26,015
                                                                        ---------------    ---------------

                       Balance, December 31, 1998                         $  1,076,438        $  264,486
                                                                        ===============    ===============


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                           Accumulated
                                                                             Cost          Depreciation
                                                                        ---------------    --------------
               Property of Joint  Venture in Which
                  the  Partnership  has a 26.6%
                  Interest and has Invested in
                  Under an Operating lease:

                       Balance, December 31, 1995                           $ 1,022,335        $  175,230
                       Depreciation expense                                                        25,033
                                                                                      --
                                                                        ---------------    --------------

                       Balance, December 31, 1996                             1,022,335           200,263
                       Depreciation expense                                          --            25,033
                                                                        ---------------    --------------


                       Balance, December 31, 1997                             1,022,335           225,296
                       Depreciation expense                                          --
                                                                        ---------------    --------------

                       Balance, December 31, 1998 (j)                       $ 1,022,335        $  245,306
                                                                        ===============    ==============

               Property of Joint  Venture  in Which
                  the  Partnership  has a 57%
                  Interest and has Invested in
                  Under an Operating lease:

                       Balance, December 31, 1995                            $  376,086        $   38,624
                       Depreciation expense                                          --
                                                                        ---------------    --------------

                       Balance, December 31, 1996                               376,086            45,053
                       Depreciation expense                                          --             6,429
                                                                        ---------------    --------------

                       Balance, December 31, 1997                               376,086            51,482
                       Depreciation expense                                          --
                                                                        ---------------    --------------

                       Balance, December 31, 1998                            $  376,086        $   57,911
                                                                        ===============    ==============



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                          Accumulated
                                                                             Cost         Depreciation
                                                                        --------------    ---------------
               Property of Joint Venture in Which
                  the  Partnership  has a 35.71%
                  Interest and has Invested in
                  Under an Operating lease:

                       Balance, December 31, 1997                              $    --            $    --
                       Acquisition                                           1,397,045                 --
                       Depreciation expense                                         --              8,769
                                                                        --------------    ---------------

                       Balance, December 31, 1998                          $ 1,397,045          $   8,769
                                                                        ==============    ===============

               Property of Joint  Venture in Which
                  the  Partnership  has a 96.1%
                  Interest and has Invested in
                  Under an Operating lease:

                       Balance, December 31, 1995                           $  484,362            $    --
                       Depreciation expense (d)                                     --                 --
                                                                        --------------    ---------------

                       Balance, December 31, 1996                              484,362                  --
                       Depreciation expense (d)                                     --                  --
                                                                        --------------    ---------------

                       Balance, December 31, 1997                              484,362
                       Depreciation expense (d)                                     --                  --
                                                                        --------------    ---------------

                       Balance, December 31, 1998                           $  484,362            $    --
                                                                        ==============    ===============


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                            Accumulated
                                                                            Cost           Depreciation
                                                                        --------------    ---------------
               Property of Joint Venture in Which
                  the  Partnership  has a 68.87%
                  Interest and has Invested in
                  Under an Operating lease:

                       Balance, December 31, 1995                          $  270,189             $    --
                       Depreciation expense (d)                                    --                  --
                                                                        --------------    ---------------

                       Balance, December 31, 1996                              270,189
                       Depreciation expense (d)                                     --                   --
                                                                        --------------    ---------------

                       Balance, December 31, 1997                              270,189
                       Depreciation expense (d)                                     --                   --
                                                                        --------------    ---------------

                       Balance, December 31, 1998 (k)                      $  270,189             $    --
                                                                        ==============    ===============

               Property of Joint  Venture  in Which
                  the  Partnership  has a 53%
                  Interest and has Invested in
                  Under an Operating lease:

                       Balance, December 31, 1996                          $  814,970           $  21,168
                       Depreciation expense                                        --              22,552
                                                                        --------------    ---------------

                       Balance, December 31, 1997                             814,970              43,720
                       Depreciation expense                                        --              22,553
                                                                        --------------    ---------------

                       Balance, December 31, 1998                          $  814,970           $  66,273
                                                                        ==============    ===============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998

         (b)        Depreciation   expense  is  computed   for   buildings   and
                    improvements based upon estimated lives of 30 years.

         (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $20,503,529 and $6,360,167, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

         (j) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording allowances for loss on land and building in the amount of $125,251 and $147,039 at December 31, 1998 and December 31,
                    1997, respectively. During 1997, the operator of this Property vacated the Property and ceased operations. The impairment at December 31, 1998, represents difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and building.

         (k) For financial reporting purposes, the undepreciated cost of the Property in Kingsville, Texas, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $316,113 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of their lease agreement. The impairment at December 31, 1998, represents the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and building.

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