Form 10-Q
period 1999-03-31
CNL INCOME FUND IV LTD
filed 1999-05-17
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2854435
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


                400 East South Street
                  Orlando, Florida                                                       32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

                                    CONTENTS




                                                                      Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets

                      Condensed Statements of Income

                      Condensed Statements of Partners' Capital

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,               December 31,
                                                                                 1999                     1998
                                                                          -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,845,981 and
       $3,744,609                                                               $ 15,385,087             $ 15,486,459
   Net investment in direct financing leases                                       1,221,384                1,231,482
   Investment in joint ventures                                                    3,388,240                2,862,906
   Cash and cash equivalents                                                         689,011                  739,382
   Restricted cash                                                                        --                  537,274
   Receivables, less allowance for doubtful accounts
       of $254,396 and $258,641                                                       36,107                   24,676
   Prepaid expenses                                                                    9,150                    9,836
   Lease costs, less accumulated amortization of
       $22,609 and $21,450                                                            32,535                   18,094
   Accrued rental income                                                             285,013                  279,724
                                                                          -------------------      -------------------

                                                                                $ 21,046,527             $ 21,189,833
                                                                          ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   35,965               $    4,503
   Accrued and escrowed real estate taxes payable                                     31,312                   36,732
   Distributions payable                                                             600,000                  600,000
   Due to related parties                                                            145,312                  148,978
   Rents paid in advance and deposits                                                 81,105                   59,620
                                                                          -------------------      -------------------
       Total liabilities                                                             893,694                  849,833

   Partners' capital                                                              20,152,833               20,340,000
                                                                          -------------------      -------------------

                                                                                $ 21,046,527             $ 21,189,833
                                                                          ===================      ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                  1999                 1998
                                                                              --------------      ---------------
Revenues:
    Rental income from operating leases                                           $ 496,533            $ 539,776
    Earned income from direct financing leases                                       31,126               32,109
    Contingent rental income                                                          8,243               21,661
    Interest and other income                                                         9,918               12,845
                                                                              --------------      ---------------
                                                                                    545,820              606,391
                                                                              --------------      ---------------

Expenses:
    General operating and administrative                                             40,438               34,625
    Professional services                                                            10,000                6,248
    Real estate taxes                                                                 5,279               20,755
    State and other taxes                                                            15,395               15,641
    Depreciation and amortization                                                   102,531              115,151
    Transaction costs                                                                33,018                   --
                                                                              --------------      ---------------
                                                                                    206,661              192,420
                                                                              --------------      ---------------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Land and Buildings                                          339,159              413,971

Equity in Earnings of Joint Ventures                                                 73,674               42,174

Gain on Sale of Land and Buildings                                                       --              120,915
                                                                              --------------      ---------------

Net Income                                                                        $ 412,833            $ 577,060
                                                                              ==============      ===============

Allocation of Net Income:
    General partners                                                              $   4,128            $   2,483
    Limited partners                                                                408,705              574,577
                                                                              --------------      ---------------

                                                                                  $ 412,833            $ 577,060
                                                                              ==============      ===============

Net Income Per Limited Partner Unit                                                $   6.81             $   9.58
                                                                              ==============      ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                60,000               60,000
                                                                              ==============      ===============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   769,078            $  756,354
    Net income                                                                          4,128                12,724
                                                                           -------------------    ------------------
                                                                                      773,206               769,078
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              19,570,922            21,395,945
    Net income                                                                        408,705             1,808,725
    Distributions ($10.00 and $60.56 per
       limited partner unit, respectively)                                           (600,000 )          (3,633,748 )
                                                                           -------------------    ------------------
                                                                                   19,379,627            19,570,922
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 20,152,833          $ 20,340,000
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   1999               1998
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 564,831           $586,084
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                            --          1,468,825
       Additions to land and buildings on operating
          leases                                                                          --           (275,000 )
       Investment in joint ventures                                                 (533,200 )               --
       Decrease in restricted cash                                                   533,598                 --
       Payment of lease costs                                                        (15,600 )               --
                                                                               --------------    ---------------
                                                                               --------------    ---------------
              Net cash provided by (used in)
                  investing activities                                               (15,202 )        1,193,825
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (600,000 )         (690,000 )
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (600,000 )         (690,000 )
                                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (50,371 )        1,089,909

Cash and Cash Equivalents at Beginning of Quarter                                    739,382            876,452
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                        $ 689,011         $1,966,361
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of quarter                                                $   --           $ 45,663
                                                                               ==============    ===============

       Distributions declared and unpaid at end
          of quarter                                                               $ 600,000         $1,833,748
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.     Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.   Investment in Joint Ventures:

        In January 1999, the Partnership invested $533,200 in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the general partners. As of March 31, 1999, the Partnership had a 76 percent interest in the property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


2.     Investment in Joint Ventures - Continued:

        The following presents the combined, condensed financial information for all of the Partnership's investment in joint ventures and properties held as tenants-in-common at:

                                                                           March 31,              December 31,
                                                                             1999                     1998
                                                                      --------------------     --------------------
                  Land and buildings on operating
                      leases, less accumulated
                      depreciation and allowance for
                      loss on land and building                                $5,320,508               $4,406,943
                  Net investment in direct financing
                      leases, less allowance for
                      impairment in carrying value                                380,548                  626,594
                  Cash                                                             50,229                   14,025
                  Receivables                                                       7,930                   10,943
                  Accrued rental income                                           165,038                  163,773
                  Other assets                                                      2,514                    2,513
                  Liabilities                                                      50,816                   27,211
                  Partners' capital                                             5,875,951                5,197,580
                  Revenues                                                        152,150                  368,058
                  Provision for loss on land and
                      buildings and net investment in
                      direct financing lease                                           --                 (441,364 )
                  Net income                                                      111,787                 (212,388 )

        The Partnership recognized income totalling $73,674 and $42,174 for the quarters ended March 31, 1999 and 1998, respectively, from these joint ventures.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.   Merger Transaction:

        On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,668,016 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at
        $26,259,630   as  of  December  31,   1998.   Legg  Mason  Wood  Walker,
        Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

        On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the quarters ended March 31, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $564,831 and $586,084, respectively. The decrease in cash from operations for the quarter ended March 31, 1999 is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In January 1999, the Partnership used $533,200 of the net sales proceeds from the 1998 sale of the Property in Naples, Florida to acquire a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of March 31, 1999, the Partnership owned a 76 percent interest in the Property in Zephyrhills, Florida. The sale of the Property in Naples, Florida and the reinvestment of the net sales proceeds in the Property in Zephyrhills, Florida, was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         Currently, rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $689,011 invested in such short-term investments, as compared to $739,382 at December 31, 1998. The funds remaining at March 31, 1999 will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $893,694 at March 31, 1999 from $849,833 at December 31, 1998, partially as a result of an increase in rents paid in advance at March 31, 1999. In addition the increase in liabilities at March 31, 1999 is partially a result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. Total liabilities at March 31, 1999, to the extent they exceed cash and cash equivalents at March 31, 1999, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

         Based on current and anticipated future cash from operations and, for the quarter ended March 31, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio, the Partnership declared distributions to limited partners of $600,000 and $1,833,748 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $10.00 and $30.56 per unit for the quarters ended March 31, 1999 and 1998, respectively. Distributions for the quarter ended March 31, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the 1998 sale of the Properties in Ft. Myers, Florida and Union Township, Ohio. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership revenues during 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the limited partners. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. As consideration for the Merger, APF has agreed to issue 2,668,016 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $26,259,630 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership owned and leased 34 wholly owned Properties (which included two Properties, one in each of Union Township, Ohio and Fort Myers, Florida, which were sold in March 1998) and during the quarter ended March 31, 1999, the Partnership owned and leased 30 wholly owned Properties, generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $527,659 and $571,885, respectively, in rental income from operating leases and earned income from the direct financing leases from these Properties. The decrease in rental and earned income for the quarter ended March 31, 1999 was primarily due to the sale of the Properties in Fort Myers, Florida and Union Township, Ohio in March 1998, and the 1998 sale of the Property in Naples, Florida in September 1998. During the quarter ended March 31, 1999, the Partnership used the net sales proceeds from the sale of the Property in Naples, Florida to acquire a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the general partners. Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 1998 sales of the Properties in Fort Myers, Florida and Union Township, Ohio to the limited partners.

         The decrease in rental and earned income during the quarter ended March 31, 1999, was partially offset by the fact that during the quarter ended March 31, 1999, the Partnership collected and recognized as income a portion of the past due rental amounts owed from the former tenant of the Property located in Palm Bay, Florida, for which the Partnership had previously established an allowance for doubtful accounts. The former tenant vacated this Property in October 1997 and the Partnership had been pursuing collection of the past due rental amounts. The Partnership received the past due rental amounts from the former tenant's guarantor in accordance with a settlement agreement between the Partnership and the former tenant's guarantor to collect some of the amounts due to the Partnership from the former tenant of this Property. In addition, the decrease in rental and earned income during the quarter ended March 31, 1999, was partially offset by an increase in rental and earned income, due to the fact that, in February 1998, the Partnership entered into a new lease with a new tenant for this Property.

         During the quarters ended March 31, 1999 and 1998, the Partnership earned $8,243 and $21,661, respectively, in contingent rental income from the Partnership's wholly owned Properties. The decrease in contingent rental income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily due to a decrease in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         In October 1998, the tenant of one Boston Market Property filed for bankruptcy. As of April 30, 1999, the Partnership had continued receiving rental payments relating to this lease. While the tenant has not rejected or affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner.

         During the quarter ended March 31, 1998, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. During the quarter ended March 31, 1999, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $73,674 and $42,174, respectively, attributable to the net income earned by these joint ventures. The increase in net income earned by joint ventures is partially due to the fact that in September 1998 the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Leesburg, Florida in Warren Joint Venture and the fact that in January 1999, the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Naples, Florida in a Property in Zephyrhills, Florida, as tenants-in-common with an affiliate of the general partners. In addition, net income earned by joint ventures during the quarter ended March 31, 1998, was less than that earned during the quarter ended March 31, 1999, due to the fact that Auburn Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the quarter ended March 31, 1998.

         Operating expenses, including depreciation and amortization, were $206,661 and $192,420 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses for the quarter ended March 31, 1999, as compared to March 31, 1998, was partially due to an increase in operating expenses for the quarter ended March 31, 1999 due to the fact that the Partnership incurred $33,018 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is partially offset by a decrease in depreciation expense which resulted from the sale of four Properties in 1998.

         As a result of the sales of the Properties in Fort Myers, Florida and Union Township, Ohio, the Partnership recognized a total gain of $120,915 for financial reporting purposes during the quarter ended March 31, 1998. No Properties were sold during the quarter ended March 31, 1999.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 10-K

                      Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                 CNL INCOME FUND IV, LTD.

                         By: CNL REALTY CORPORATION
                             General Partner


                             By:   /s/ James M. Seneff, Jr.
                                   ------------------------------------------
                                   JAMES M. SENEFF, JR.
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                             By:   /s/ Robert A. Bourne
                                   ------------------------------------------
                                   ROBERT A. BOURNE
                                   President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)