Form 10-K/A
period 1997-12-31
CNL INCOME FUND IV LTD
filed 1999-07-30
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund IV, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.



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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to pay Partnership liabilities. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996, reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. During the year ended December 31, 1997, the Partnership sold its Property in Douglasville, Georgia. As a result of the above transactions, as of December 31, 1997, the Partnership owned 40 Properties. The 40 Properties include interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

Major Tenants

         During 1997, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L. P., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). As of December 31, 1997, Shoney's, Inc. was the lessee under leases relating to six restaurants and Tampa Foods, L. P. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Shoney's, Denny's, Wendy's Old Fashioned Hamburger Restaurants ("Wendy's") and Taco Bell, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including the Partnership's share of the rental income from five Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership has entered into five separate joint venture arrangements: Holland Joint Venture with CNL Income Fund II, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Titusville Joint Venture with CNL Income Fund III, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Cocoa Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Auburn Joint Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Kingsville Real Estate Joint Venture with CNL Income Fund XII, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

         Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has a 51.0% interest in Holland Joint Venture, a 26.6% interest in Titusville Joint Venture, a 57.0% interest in Cocoa Joint Venture, a 96.1% interest in Auburn Joint Venture, and a 68.87% interest in Kingsville Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.


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

         In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common , with CNL Income Fund VI, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., each of which is a limited partnership organized pursuant to the laws of the State of Florida and each of which is an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co- tenant's percentage interest. The Partnership owns a 53.68% interest in this Property. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 40 Properties. Of the 40 Properties, 34 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 14,100 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.


         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                       Number of Properties
         -----                                       --------------------

         Alabama                                              3
         Washington D.C.                                      1
         Florida                                             11
         Illinois                                             2
         Indiana                                              3
         Kansas                                               1
         Massachusetts                                        1
         Maryland                                             1
         Michigan                                             3
         Mississippi                                          1
         North Carolina                                       1
         Ohio                                                 2
         Tennessee                                            1
         Texas                                                7
         Virginia                                             2
                                                         ------
         TOTAL PROPERTIES:                                   40
                                                         ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 800 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including the Property held through a tenancy in common arrangement) for federal income tax purposes was $23,285,225 and $4,439,602, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.


         Restaurant Chain                              Number of Properties
         ----------------                              --------------------

         Arby's                                                      2
         Boston Market                                               1
         Captain D's                                                 1
         Checkers                                                    2
         Denny's                                                     5
         Dunkin Donuts/Holsum Bread                                  1
         Golden Corral                                               3
         Jack in the Box                                             1
         KFC                                                         1
         Perkins                                                     2
         Pizza Hut                                                   5
         Po Folks                                                    1
         Shoney's                                                    6
         Taco Bell                                                   3
         Waffle House                                                1
         Wendy's                                                     4
         Other                                                       1
                                                                ------
         TOTAL PROPERTIES                                           40
                                                                ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, the Properties were 93%, 98%, 98%, 98%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                       For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              ---------------------------------------------------------------------------------

    Rental Revenues (1)        $2,596,455        $2,815,542       $2,876,873        $2,861,346      $2,671,416
    Properties (2)                     37                40               39                41              40
    Average Rent per Unit         $70,174           $70,389          $73,766           $66,789         $66,785

(1) Rental revenues includes the Partnership's share of rental revenues from the five Properties owned through joint venture arrangements and the property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31 and which did not generate rental revenues during the year ended December 31.

    The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                          Number                Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
        ---------------                 ---------                  --------                 -------------

             1998                              1                     25,755                        1.00%
             1999                              -                          -                            -
             2000                              -                          -                            -
             2001                              1                     37,800                        1.50%
             2002                              2                    100,855                        4.00%
             2003                              1                     70,708                        2.80%
             2004                              -                          -                            -
             2005                              -                          -                            -
             2006                              -                          -                            -
             2007                              -                          -                            -
             Thereafter                       32                  2,290,561                       90.70%
                                        --------              -------------                -------------
             Totals (1)                       37                  2,525,679                      100.00%
                                        ========              =============                =============

(1)      Excludes  Properties that were vacant at December 31, 1997.

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

                                     PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 40 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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


         In September 1996, the Partnership sold its Property in Tampa, Florida, for $1,090,000 and received net sales proceeds of $1,049,550, resulting in a gain of $221,390 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $832,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $216,800 in excess of its original purchase price. In December 1996, the Partnership reinvested the majority of the net sales proceeds in a Boston Market Property, located in Richmond, Virginia. The remaining net sales proceeds will be used to pay Partnership liabilities.


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


         In March 1998, the Partnership sold its Property in Fort Myers, Florida, to an unrelated third party, for $842,100 and received net sales proceeds of $794,690, resulting in a gain of approximately $251,100 for financial reporting purposes. The Partnership intends to distribute some or all of the net sales proceeds to the Limited Partners. The remaining net sales proceeds, if any, will be used to pay Partnership liabilities .


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


         None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangement in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds received from the sale of Properties, pending reinvestment in additional Properties, distributions to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $876,452 invested in such short-term investments, as compared to $554,593 at December 31, 1996. The increase in the amount invested in short-term investments is primarily a result of the receipt of net sales proceeds from the sale of the Property in Douglasville, Georgia, during 1997. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities, as described above.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, and for the years ended December 31, 1997 and 1996, additional capital contributions received from the General Partners, the Partnership declared distributions to the Limited Partners of $2,760,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $46 per Unit for each of the years ended December 31, 1997, 1996 and 1995. The General Partners expect to distribute some or all of the net sales proceeds from the sale of the Property in Fort Myers, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

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

         In addition, the decrease in rental and earned income during 1997 and 1996, each as compared to the previous year, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $57,000 and $28,500, respectively, for rental income amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which are leased by the same tenant, due to financial difficulties the tenant was experiencing. Rental and earned income also decreased by approximately $86,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Properties in Portland and Winchester, Indiana, in June 1997, as described above in "Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of these Properties pays all amounts due under the promissory note for past due real estate taxes described above in "Capital Resources." The decrease in rental and earned income for 1997, as compared to 1996, was slightly offset by an increase of approximately $20,200 in rental income from the new tenant of this Property who began operating the Property after it was renovated into an Arby's Property.


         The decrease in rental and earned income during 1996, as compared to 1995, is primarily attributable to a decrease of approximately $53,100 as a result of the sale of the Property in Hastings, Michigan, in December 1995.

         Rental and earned income in 1997, 1996, and 1995, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income from the Property in Leesburg, Florida. The General Partners are currently seeking a replacement tenant or purchaser for this Property. Rental and earned income for 1998 is expected to remain at reduced amounts until such time as the Partnership executes a new lease for this Property or until the Property is sold and proceeds from such sale are reinvested in an additional Property.


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


         Net income earned by joint ventures also decreased during 1997, as compared to 1996, due to the Property in Clinton, North Carolina, held as tenants-in-common, adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the year ended December 31, 1997. The increase in net income earned by joint ventures during 1996, as compared to 1995, is primarily attributable to the fact that in January 1996, the Partnership reinvested the net sales proceeds it received from the sale in December 1995 of the Property in Hastings, Michigan, along with additional funds, in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common, as described above in "Capital Resources."


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


         Operating expenses, including depreciation and amortization expense, were $733,728, $694,518 and $789,780 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses for 1997, as compared to 1996, was partially due to the fact that during 1997, the Partnership expensed approximately $25,400 in current and past due real estate taxes for the Property in Palm Bay, Florida due to the tenant vacating the Property in October 1997. The Property was re-leased and the new tenant is responsible for these expenses beginning in December 1997. In addition, the increase in operating expenses during 1997 was partially due to the fact that the Partnership recorded bad debt expense of $12,794 during 1997, relating to the Properties located in Portland and Winchester, Indiana, for past due rental income amounts. The Partnership does not intend to continue to pursue the collection of such amounts unless the former tenant defaults under the promissory note, as described above in "Capital Resources."

         The decrease in operating expenses in 1996, as compared to 1995, is primarily a result of the fact that the Partnership's former tenant of the Property in Maywood, Illinois, defaulted under the terms of its promissory note with the Partnership, as described above in "Capital Resources," and the Partnership recorded bad debt expense of $102,431 relating to this Property during 1995. The decrease in operating expenses during 1996, as compared to 1995, was partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.


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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


                                             CNL INCOME FUND IV, LTD.

                                             By:    CNL REALTY CORPORATION
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ROBERT A. BOURNE, President


                                             By:    ROBERT A. BOURNE
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ROBERT A. BOURNE


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

         Signature                  Title                             Date
         ---------                  -----                             ----

/s/ Robert A. Bourne          President, Treasurer and           July 29, 1999
--------------------          Director (Principal Financial
Robert A. Bourne              and Accounting  Officer)



/s/ James M. Seneff, Jr.      Chief Executive Officer            July 29, 1999
------------------------      and Director (Principal
James M. Seneff, Jr.          Executive Officer)