Form 10-Q
period 1999-06-30
CNL INCOME FUND IV LTD
filed 1999-08-12
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
  ---------------------------------------------------------------------------
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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,               December 31,
                                                                                 1999                     1998
                                                                          -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $3,947,353 and
       $3,744,609, respectively                                                 $ 15,283,715             $ 15,486,459
   Net investment in direct financing leases                                       1,211,023                1,231,482
   Investment in joint ventures                                                    3,354,395                2,862,906
   Cash and cash equivalents                                                         651,282                  739,382
   Restricted cash                                                                        --                  537,274
   Receivables, less allowance for doubtful accounts
       of $250,622 and $258,641, respectively                                         69,583                   24,676
   Prepaid expenses                                                                   13,317                    9,836
   Lease costs, less accumulated amortization of
       $23,710 and $21,450, respectively                                              31,434                   18,094
   Accrued rental income                                                             290,049                  279,724
                                                                          -------------------      -------------------

                                                                                $ 20,904,798             $ 21,189,833
                                                                          ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   85,694               $    4,503
   Accrued and escrowed real estate taxes payable                                     43,826                   36,732
   Distributions payable                                                             600,000                  600,000
   Due to related party                                                              160,865                  148,978
   Rents paid in advance and deposits                                                 52,445                   59,620
                                                                          -------------------      -------------------
       Total liabilities                                                             942,830                  849,833

   Commitments and Contingencies (Note 3)

   Partners' capital                                                              19,961,968               20,340,000
                                                                          -------------------      -------------------

                                                                                $ 20,904,798             $ 21,189,833
                                                                          ===================      ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                 Quarter Ended                    Six Months Ended
                                                                   June 30,                           June 30,
                                                             1999            1998              1999              1998
                                                          ------------    ------------     --------------     -------------
Revenues:
    Rental income from operating leases                     $ 496,860       $ 511,225          $ 993,393       $1,051,001
    Earned income from direct financing leases                 30,864          31,872             61,990           63,981
    Contingent rental income                                   26,131          15,546             34,374           37,207
    Interest and other income                                   7,051           8,347             16,969           21,192
                                                          ------------    ------------     --------------     -------------
                                                              560,906         566,990          1,106,726        1,173,381
                                                          ------------    ------------     --------------     -------------

Expenses:
    General operating and administrative                       31,152          41,090             71,590           75,715
    Professional services                                      11,364          26,397             21,364           32,645
    Real estate taxes                                           8,576              --             13,855           20,755
    State and other taxes                                          --             106             15,395           15,747
    Depreciation and amortization                             102,473         107,626            205,004          222,777
    Transaction costs                                          71,148              --            104,166               --
                                                          ------------    ------------     --------------     -------------
                                                              224,713         175,219            431,374          367,639
                                                          ------------    ------------     --------------     -------------

Income Before Equity in Earnings (Loss) of
    Joint Ventures, Gain on Sale of Land and
    Buildings and Provision for Loss on Land
    and Building                                              336,193         391,771            675,352          805,742

Equity in Earnings (Loss) of Joint Ventures                    72,942        (191,062 )          146,616         (148,888  )

Gain on Sale of Land and Buildings                                 --              --                 --          120,915

Provision for Loss on Land and Building                            --         (65,172 )               --          (65,172  )
                                                          ------------    ------------     --------------     -------------

Net Income                                                  $ 409,135       $ 135,537          $ 821,968        $ 712,597
                                                          ============    ============     ==============     =============

Allocation of Net Income:
    General partners                                          $ 4,091         $   (66 )         $  8,220         $  2,417
    Limited partners                                          405,044         135,603            813,748          710,180
                                                          ------------    ------------     --------------     -------------

                                                            $ 409,135       $ 135,537          $ 821,968        $ 712,597
                                                          ============    ============     ==============     =============

Net Income Per Limited Partner Unit                           $  6.75         $  2.26           $  13.56         $  11.84
                                                          ============    ============     ==============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          60,000          60,000             60,000           60,000
                                                          ============    ============     ==============     =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              1999                      1998
                                                                     -----------------------    ----------------------
General partners:
    Beginning balance                                                          $  769,078                $  756,354
    Net income                                                                      8,220                    12,724
                                                                        ------------------        ------------------
                                                                                  777,298                   769,078
                                                                        ------------------        ------------------

Limited partners:
    Beginning balance                                                          19,570,922                21,395,945
    Net income                                                                    813,748                 1,808,725
    Distributions ($20.00 and $60.56 per
       limited partner unit, respectively)                                     (1,200,000 )              (3,633,748 )
                                                                        ------------------        ------------------
                                                                               19,184,670                19,570,922
                                                                        ------------------        ------------------

Total partners' capital                                                       $19,961,968               $20,340,000
                                                                        ==================        ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    1999               1998
                                                                               ---------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $1,127,102          $1,154,124
                                                                               ---------------    ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                                           --            (275,000 )
       Proceeds from sale of land and buildings                                            --           1,468,825
       Investment in joint venture                                                   (533,200 )                --
       Decrease in restricted cash                                                    533,598                  --
       Payment of lease costs                                                         (15,600 )                --
                                                                               ---------------    ----------------
              Net cash provided by (used in) investing
                  activities                                                          (15,202 )         1,193,825
                                                                               ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (1,200,000 )        (2,523,748 )
                                                                               ---------------    ----------------
              Net cash used in financing activities                                (1,200,000 )        (2,523,748 )
                                                                               ---------------    ----------------

Net Decrease in Cash and Cash Equivalents                                             (88,100 )          (175,799 )

Cash and Cash Equivalents at Beginning of Period                                      739,382             876,452
                                                                               ---------------    ----------------

Cash and Cash Equivalents at End of Period                                          $ 651,282           $ 700,653
                                                                               ===============    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                                  $   --           $  45,663
                                                                               ===============    ================

       Distributions declared and unpaid at end
          of period                                                                 $ 600,000           $ 600,000
                                                                               ===============    ================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.     Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.   Investment in Joint Ventures:

        In January 1999, the Partnership invested $533,200 in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the general partners. As of June 30, 1999, the Partnership had a 76 percent interest in the property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


2.     Investment in Joint Ventures - Continued:

        The following presents the combined, condensed financial information for all of the Partnership's investment in joint ventures and properties held as tenants-in-common at:

                                                                           June 30,               December 31,
                                                                             1999                     1998
                                                                      --------------------     --------------------
                  Land and buildings on operating
                      leases, less accumulated
                      depreciation and allowance for
                      loss on land and building                             $ 5,288,090             $ 4,406,943
                  Net investment in direct financing
                      leases, less allowance for
                      impairment in carrying value                              377,724                 626,594
                  Cash                                                           23,087                  14,025
                  Receivables                                                     5,334                  10,943
                  Accrued rental income                                         166,304                 163,773
                  Other assets                                                    2,924                   2,513
                  Liabilities                                                    48,357                  27,211
                  Partners' capital                                           5,815,106               5,197,580
                  Revenues                                                      305,224                 368,058
                  Provision for loss on land and
                      buildings and net investment in
                      direct financing lease                                         --                (441,364 )
                  Net income (loss)                                             222,901                (212,388 )

        The Partnership recognized income totaling $146,616 and a loss totaling $148,888 for the six months ended June 30, 1999 and 1998, respectively, of which income of $72,942 and a loss of $191,062 were recognized for the quarters ended June 30, 1999 and 1998, respectively, from these joint ventures.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.   Commitments and Contingencies:

       On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,334,008 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $26,259,630 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

        On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, and CNL Fund Advisors, Inc and certain of its affiliates, in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         During the six months ended June 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,127,102 and $1,154,124, respectively. The decrease in cash from operations for the six months ended June 30, 1999 is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In January 1999, the Partnership used $533,200 of the net sales proceeds from the 1998 sale of the Property in Naples, Florida to acquire a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of June 30, 1999, the Partnership owned a 76 percent interest in the Property in Zephyrhills, Florida. The sale of the Property in Naples, Florida and the reinvestment of the net sales proceeds in the Property in Zephyrhills, Florida, were structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $651,282 invested in such short-term investments, as compared to $739,382 at December 31, 1998. The funds remaining at June 30, 1999 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and, for the six months ended June 30, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio, the Partnership declared distributions to limited partners of $1,200,000 and $2,433,748 for the six months ended June 30, 1999 and 1998, respectively ($600,000 for each of the quarters ended June 30, 1999 and 1998). This represents distributions of $20.00 and $40.56 per unit for the six months ended June 30, 1999 and 1998, respectively ($10.00 per unit for each of the quarters ended June 30, 1999 and 1998). Distributions for the six months ended June 30, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the 1998 sale of the Properties in Ft. Myers, Florida and Union Township, Ohio. No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $942,830 at June 30, 1999 from $849,833 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. Total liabilities at June 30, 1999, to the extent they exceed cash and cash equivalents at June 30, 1999, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership owned and leased 34 wholly owned Properties (which included two Properties, one in each of Union Township, Ohio and Fort Myers, Florida, which were sold in March 1998) and during the six months ended June 30, 1999, the Partnership owned and leased 30 wholly owned Properties, generally to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership earned $1,055,383 and $1,114,982, respectively, in rental income from operating leases and earned income from the direct financing leases from these Properties, $527,724 and $543,097 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in rental and earned income for the quarter and six months ended June 30, 1999 was primarily due to the sale of the Properties in Fort Myers, Florida and Union Township, Ohio in March 1998, and the sale of the Property in Naples, Florida in September 1998. During the six months ended June 30, 1999, the Partnership used the net sales proceeds from the sale of the Property in Naples, Florida to acquire a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the general partners. Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 1998 sales of the Properties in Fort Myers, Florida and Union Township, Ohio to the limited partners.

         In October 1998, the tenant of one Boston Market Property filed for bankruptcy. As of July 31, 1999, the Partnership had continued receiving rental payments relating to this lease. While the tenant has not rejected or affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner.

         During the six months ended June 30, 1998, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. During the six months ended June 30, 1999, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership recognized income of $146,616 and a loss of $148,888, respectively, of which income of $72,942 and a loss of $191,062 were recognized for the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures is primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 68.87% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $50,800 and $65,900 during the quarter and six months ended June 30, 1998, respectively, in accordance with its collection policy. No such allowance was established during the quarter and six months ended June 30, 1999. In addition, during the quarter and six months ended June 30, 1998, Kingsville Real Estate Joint Venture established a provision for loss on land and net investment in the direct financing lease for its Property in Kingsville, Texas for approximately $316,000. The allowance represented the difference between the Property's carrying value at June 30, 1998 and the estimated net realizable value of the Property. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the general partners ceased collection efforts on the past due amounts. The increase in net income for the quarter and six months ended June 30, 1999 is also partially due to the fact that in September 1998 the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Leesburg, Florida in Warren Joint Venture. In addition, the increase was also due to the fact that in January 1999, the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Naples, Florida in a Property in Zephyrhills, Florida, as tenants-in-common with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization, were $431,374 and $367,639 for the six months ended June 30, 1999 and 1998, respectively, of which $224,713 and $175,219 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses for the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily due to the fact that the Partnership incurred $71,148 and $104,166 for the quarter and six months ended June 30, 1999, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses for the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially offset by a decrease in depreciation expense which resulted from the sale of four Properties in 1998.

         During the quarter and six months ended June 30, 1998, the Partnership recorded a provision for loss on land and building in the amount of $65,172 for financial reporting purposes for the Property in Leesburg, Florida. The allowance at June 30, 1998, represented the difference between the Property's carrying value at June 30, 1998 and the net realizable value of the Property based on the net sales proceeds received in July 1998 from the sale of the Property. No such provision was recorded for the quarter and six months ended June 30, 1999.

         As a result of the sales of the Properties in Fort Myers, Florida and Union Township, Ohio, the Partnership recognized a total gain of $120,915 for financial reporting purposes during the six months ended June 30, 1998. No Properties were sold during the six months ended June 30, 1999.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,334,008 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split which became effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $26,259,630 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      27       Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 10-K

                      No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 1999.


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