Form 10-K405/A
period 1998-12-31
CNL INCOME FUND IV LTD
filed 1999-10-29
CIK 829739

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     December 31,1998
                                          --------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund X, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to pay Partnership liabilities. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996, reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. During the year ended December 31, 1997, the Partnership sold its Property in Douglasville, Georgia. During the year ended December 31, 1998, the Partnership sold its Properties in Fort Myers, Florida and Union Township, Ohio and distributed the majority of the net sales proceeds to the limited partners as a special distribution. In addition, during the year ended December 31, 1998, the Partnership sold a Property in Leesburg, Florida and reinvested the majority of the net sales proceeds in a joint venture, Warren Joint Venture, to purchase and hold one restaurant Property, and sold a Property in Naples, Florida. As a result of the above transactions, as of December 31, 1998, the Partnership owned 37 Properties. The 37 Properties include interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. During January 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Naples, Florida, in one Property in Zephyrhills, Florida, as tenants-in-common, with an affiliate of the General Partners. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

     During 1998, the tenant of the Property owned by Kingsville Real Estate Joint Venture experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. In January 1999, Kingsville Real Estate Joint Venture entered into a five year lease with a new tenant.

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

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into the following separate joint venture arrangements: Holland Joint Venture with CNL Income Fund II, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Titusville Joint Venture with CNL Income Fund III, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Cocoa Joint Venture with CNL Income Fund V, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Auburn Join Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Kingsville Real Estate Joint Venture with CNL Income Fund XII, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Warren Joint Venture with CNL Income Fund VI, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

     Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interest in the joint venture. The Partnership has a 51.0% interest in Holland Joint Venture, a 26.6% interest in Titusville Joint Venture, a 57 percent interest in Cocoa Joint Venture, a 96.1% interest in Auburn Joint Venture, a 68.87% interest in Kingsville Real Estate Joint Venture and a 35.71% interest in Warren Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

     Net cash flow from operations of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, and Warren Joint Venture is distributed 51.0%, 26.6%, 57.0%, 96.1%, 68.87%, and 35.71%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances equal zero, and thereafter in proportion each joint venture partner's percentage interest in the joint venture.

     In addition to the above joint venture arrangements, in January 1996, the Partnership entered into an agreement to hold a Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund VI, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners. In January 1999, the Partnership entered into an agreement to hold a Property in Zephyrhills, Florida, as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 53.0% and a 76 percent interest in the Properties in Clinton, Tennessee and Zephyrhills, Florida, respectively. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreements restrict each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Properties without first offering it for sale to the remaining co-tenants.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 37 Properties. Of the 37 Properties, 30 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 14,100 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

State                                                  Number of Properties
-----                                                  --------------------

Alabama                                                         3
Washington D.C.                                                 1
Florida                                                         8
Illinois                                                        2
Indiana                                                         3
Kansas                                                          1
Massachusetts                                                   1
Maryland                                                        1
Michigan                                                        4
Mississippi                                                     1
North Carolina                                                  1
Ohio                                                            1
Tennessee                                                       1
Texas                                                           7
Virginia                                                        2
                                                            ----------
TOTAL PROPERTIES:                                              37
                                                            ==========


     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 1,200 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $20,503,529 and $6,360,167, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

Restaurant Chain                                       Number of Properties
----------------                                       --------------------

Arby's                                                          2
Boston Market                                                   1
Captain D's                                                     2
Checkers                                                        1
Denny's                                                         4
Golden Corral                                                   3
IHOP                                                            1
Jack in the Box                                                 1
KFC                                                             1
Pizza Hut                                                       5
Shoney's                                                        6
Taco Bell                                                       1
Waffle House                                                    1
Wendy's                                                         4
Other                                                           4
                                                            ----------
TOTAL PROPERTIES:                                              37
                                                            ==========

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

     At December 31, 1998, 1997, 1996, 1995, and 1994, the Properties were 97%,
93%, 98%, 98%, and 98% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                            For the Year Ended December 31:
                              1998          1997          1996          1995          1994
                            --------      --------      ---------     ---------     --------
Rental Revenues (1)        $2,544,386    $2,596,455    $2,815,542    $2,876,873    $2,861,346
Properties (2)                     36            37            40            39            41
Average Rent per Unit      $   70,677    $   70,174    $   70,389    $   73,766    $   69,789

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.


                                                                  Percentage of
                                     Number      Annual Rental    Gross Annual
    Expiration Year                of Leases      Revenues       Rental Income
    ---------------              -------------  --------------- ----------------
        1999                           --                --                   --
        2000                           --                --                   --
        2001                            1        $   37,800                1.62%
        2002                            2           100,855                4.32%
        2003                            1            70,708                3.03%
        2004                           --                --                   --
        2005                           --                --                   --
        2006                           --                --                   --
        2007                            1            60,000                2.57%
        2008                           16           997,848               42.75%
        Thereafter                     15         1,067,028               45.71%
                                   -------      ------------          ----------
        Totals (1)                     36        $2,334,239              100.00%
                                   =======      ============          ==========

(1)  Excludes one Property which was vacant at December 31, 1998.

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



                                 PART  II



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 37 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     In September 1996, the Partnership sold its Property in Tampa, Florida, for $1,090,000 and received net sales proceeds of $1,049,550, resulting in a gain of $221,390 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $832,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $216,800 in excess of its original purchase price. In December 1996, the Partnership reinvested the majority of the net sales proceeds in a Boston Market Property, located in Richmond, Virginia. The remaining net sales proceeds were used to pay Partnership liabilities.

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

     In March 1998, the Partnership sold its Property in Fort Myers, Florida, to a third party for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,700 in excess of its original purchase price. In addition, in March 1998, the Partnership sold its Property in Union Township, Ohio, to an unrelated third party for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes. In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663. In April 1998, the Partnership distributed $1,233,748 of the net sales proceeds from these Properties as a special distribution to the Limited Partners and used the remaining net proceeds to pay Partnership liabilities.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangement in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distributions to Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $739,382 invested in such short-term investments, as compared to $876,452 at December 31, 1997. The decrease in the amount invested in short-term investments during 1998, as compared to 1997, is primarily attributable to the payment of construction costs accrued at December 31, 1997, relating to the Partnership's Properties in Winchester and Portland, Indiana, as described above. The decrease was partially offset by an increase in cash due to using a portion of the net sales proceeds from the sales of the Properties in Fort Myers, Florida, and Union Township, Ohio, for other Partnership purposes, as described above. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. Total liabilities at December 31, 1998, to the extent they exceed cash and cash equivalents at December 31, 1998, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions, from future General Partner contributions.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on (i) current and anticipated future cash from operations, (ii) for the year ended December 31, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio and (iii) to a lesser extent, for the year ended December 31, 1997, additional capital contributions received from the General Partners, the Partnership declared distributions to the Limited Partners of $3,633,748, $2,760,000, and $2,760,000 for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $60.56, $46 and $46 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid preferred return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

     During 1996, the Partnership owned and leased 36 wholly owned Properties (including one Property in Tampa, Florida, which was sold in September 1996), during 1997, the Partnership owned and leased 35 wholly owned Properties (including one Property in Douglasville, Georgia, which was sold in November
1997) and during 1998, the Partnership owned and leased 34 wholly owned Properties (including four Properties which were sold in 1998). In addition, during 1998, 1997, and 1996, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property and owned one Property with affiliates as tenants-in-common. In addition, during 1998, the Partnership was a co-venturer in an additional joint venture that owned and leased one Property. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 37 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $18,100 to $135,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $2,231,513, $2,189,386, and $2,397,691, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties described above. The increase in rental and earned income during 1998, as compared to 1997, was partially attributable to the fact that during 1997, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. No such allowance was recorded during 1998 due to the fact that the Partnership renovated both Properties, as described above in "Capital Resources" and re-leased the Properties to a new tenant for which rents commenced in October 1997. The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $28,500, for rental income amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, as described above. Rental and earned income also decreased by approximately $86,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Properties in Portland and Winchester, Indiana, in June 1997, as described above in "Capital Resources." The Partnership re-leased these Properties in October 1997, as described above. The decrease in rental and earned income for 1997, as compared to 1996, was slightly offset by an increase of approximately $20,200 in rental income from the new tenant of this Property who began operating the Property in October 1997, after it was renovated into an Arby's Property.

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

     During the year ended December 31, 1998, one of the Partnership's lessees, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and one Property owned with affiliates as tenant-in-common). As of December 31, 1998, Shoney's, Inc. was the lessee under leases relating to six restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, two Restaurant Chains, Shoney's and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and one Property owned with affiliates as tenants-in-common). In 1999, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,668,016 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $26,259,630 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS
                                    --------


                                                                            Page
                                                                            ----

Report of Independent Accountants                                             19

Financial Statements:

  Balance Sheets                                                              20

  Statements of Income                                                        21

  Statements of Partners' Capital                                             22

  Statements of Cash Flows                                                    23

  Notes to Financial Statements                                               25

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 18, 1999, except for the second paragraph of Note 12 for which the date is March 11, 1999.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                                December 31,
                                                                       1998                     1997
                                                                   -----------               -----------
                   ASSETS
Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on land and building                                   $15,486,459               $18,097,997
Net investment in direct financing leases                            1,231,482                 1,269,389
Investment in joint ventures                                         2,862,906                 2,708,012
Cash and cash equivalents                                              739,382                   876,452
Restricted cash                                                        537,274                        --
Receivables, less allowance for doubtful
   accounts of $258,641 and $295,580                                    24,676                    37,669
Prepaid expenses                                                         9,836                    11,115
Lease costs, less accumulated amortization
   of $21,450 and $17,956                                               18,094                    21,588
Accrued rental income                                                  279,724                   287,466
Other assets                                                                --                       200
                                                                   -----------               -----------

                                                                   $21,189,833               $23,309,888
                                                                   ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                                   $     4,503               $     8,576
Accrued construction costs payable                                          --                   250,000
Accrued and escrowed real estate taxes
   payable                                                              36,732                    65,176
Distributions payable                                                  600,000                   690,000
Due to related parties                                                 148,978                    93,854
Rents paid in advance and deposits                                      59,620                    49,983
                                                                   -----------               -----------
       Total liabilities                                               849,833                 1,157,589

Partners' capital                                                   20,340,000                22,152,299
                                                                   -----------               -----------

                                                                   $21,189,833               $23,309,888
                                                                   ===========               ===========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------

                                                         Year Ended December 31,
                                                 1998              1997             1996
                                              -----------       ----------       ----------
Revenues:
 Rental income from operating leases           $2,104,520       $2,058,703       $2,263,677
 Earned income from direct financing
   leases                                         126,993          130,683          134,014
 Contingent rental income                          83,377          117,031           97,318
 Interest and other income                         60,950           35,221           47,855
                                               ----------       ----------       ----------
                                                2,375,840        2,341,638        2,542,864
                                               ----------       ----------       ----------
Expenses:
 General operating and administrative             151,775          149,808          161,714
 Professional services                             43,609           33,439           29,289
 Bad debt expense                                      --           12,794               --
 Real estate taxes                                 31,879           65,316           37,589
 State and other taxes                             15,747           16,476           21,694
 Depreciation and amortization                    428,975          455,895          444,232
 Transaction costs                                 18,286               --               --
                                               ----------       ----------       ----------
                                                  690,271          733,728          694,518
                                               ----------       ----------       ----------
Income Before Equity in Earnings (Losses)
 of Joint Ventures, Gain (Loss) on Sale of
 Land and Buildings and Provision for
 Loss on Land and Building                      1,685,569        1,607,910        1,848,346

Equity in Earnings (Losses) of Joint              (90,144)         189,747          277,431
 Ventures

Gain (Loss) on Sale of Land and Buildings         226,024           (6,652)         221,390

Provision for Loss on Land and Building                --          (70,337)              --
                                               ----------       ----------       ----------

Net Income                                     $1,821,449       $1,720,668       $2,347,167
                                               ==========       ==========       ==========

Allocation of Net Income:
 General partners                              $   12,724       $   15,697       $   22,219
 Limited partners                               1,808,725        1,704,971        2,324,948
                                               ----------       ----------       ----------
                                               $1,821,449       $1,720,668       $2,347,167
                                               ==========       ==========       ==========

Net Income Per Limited Partner Unit                $30.15           $28.42           $38.75
                                               ==========       ==========       ==========

Weighted Average Number of Limited
 Partner Units Outstanding                         60,000           60,000           60,000
                                               ==========       ==========       ==========

                 See accompanying notes to financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997 and 1996

                                    General Partners                                    Limited Partners
                             -----------------------------   --------------------------------------------------------------------
                                               Accumulated                                         Accumulated      Syndication
                              Contributions     Earnings      Contributions    Distributions         Earnings          Costs
                             ---------------  -------------  ---------------  ---------------     -------------    --------------

Balance, December 31, 1995         $241,504       $160,634      $30,000,000     $(19,687,963)       $16,013,989     $(3,440,000)

 Contributions from general
   partners                          22,300             --               --               --                 --
 Distributions to limited
   partners ($46 per limited
   partner unit)                         --             --               --       (2,760,000)                --
 Net income                              --         22,219               --               --          2,324,948              --
                             --------------   ------------   --------------   --------------      -------------     -----------

Balance, December 31, 1996          263,804        182,853       30,000,000      (22,447,963)        18,338,937      (3,440,000)

 Contributions from general
   partners                         294,000             --               --               --                 --
 Distributions to limited
   partners ($46 per limited
   partner unit)                         --             --               --       (2,760,000)                --
 Net income                              --         15,697               --               --          1,704,971              --
                             --------------   ------------   --------------   --------------      -------------     -----------

Balance, December 31, 1997          557,804        198,550       30,000,000      (25,207,963)        20,043,908      (3,440,000)

 Distributions to limited
   partners ($61  per
   limited partner unit)                 --             --               --       (3,633,748)                  --
 Net income                              --         12,724               --               --          1,808,725              --
                             --------------   ------------   --------------   --------------      -------------     -----------
Balance, December 31, 1998         $557,804       $211,274      $30,000,000     $(28,841,711)       $21,852,633     $(3,440,000)
                             ==============   ============   ==============   ==============      =============     ===========

                                 Total
                              ------------


Balance, December 31, 1995     $23,288,164

 Contributions from general
   partners
 Distributions to limited           22,300
   partners ($46 per limited
   partner unit)                (2,760,000)
 Net income                      2,347,167
                              ------------

Balance, December 31, 1996      22,897,631

 Contributions from general
   partners
 Distributions to limited          294,000
   partners ($46 per limited
   partner unit)                (2,760,000)
 Net income                      1,720,668
                              ------------

Balance, December 31, 1997      22,152,299

 Distributions to limited
   partners ($61  per
   limited partner unit)        (3,633,748)
 Net income                      1,821,449
                              ------------

Balance, December 31, 1998     $20,340,000
                              ============


                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                        Year Ended December 31,
                                                                1998              1997              1996
                                                            -----------       -----------       -----------
Increase (Decrease) in Cash and Cash
Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                             $ 2,351,732       $ 2,345,612       $ 2,588,248
     Distributions from joint ventures                          248,360           265,473           305,866
     Cash paid for expenses                                    (274,436)         (211,213)         (206,059)
     Interest received                                           36,664            18,100            25,909
                                                            -----------       -----------       -----------
       Net cash provided by operating
         activities                                           2,362,320         2,417,972         2,713,964
                                                            -----------       -----------       -----------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and building                  2,526,354           378,149         1,049,550
     Additions to land and buildings on
       operating leases                                        (275,000)               --        (1,035,516)
     Investment in joint ventures                              (493,398)               --          (437,489)
     Decrease (increase) in restricted cash                    (533,598)               --           518,150
     Payment of lease costs                                          --           (17,384)           (2,230)
     Other                                                           --             9,122                --
                                                            -----------       -----------       -----------
       Net cash provided by investing activities              1,224,358           369,887            92,465
                                                            -----------       -----------       -----------

   Cash Flows from Financing Activities:
     Contributions from general partners                             --           294,000            22,300
     Distributions to limited partners                       (3,723,748)       (2,760,000)       (2,760,000)
                                                            -----------       -----------       -----------
       Net cash used in financing activities                 (3,723,748)       (2,466,000)       (2,737,700)
                                                            -----------       -----------       -----------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                   (137,070)          321,859            68,729

Cash and Cash Equivalents at Beginning of Year                  876,452           554,593           485,864
                                                            -----------       -----------       -----------

Cash and Cash Equivalents at End of Year                    $   739,382       $   876,452       $   554,593
                                                            ===========       ===========       ===========

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------

                                                                     Year Ended December 31,
                                                            1998               1997              1996
                                                         -----------       -----------       -----------
Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

   Net income                                             $1,821,449        $1,720,668        $2,347,167
                                                         -----------       -----------       -----------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation                                          425,481           453,397           442,065
       Amortization                                            3,494             2,498             2,167
       Equity in earnings of joint ventures,
         net of distributions                                338,504            75,726            28,435
       Bad debt expense                                           --            12,794                --
       Loss (gain) on sale of land and
         buildings                                          (226,024)            6,652          (221,390)
       Provision for loss on land and
         building                                                 --            70,337                --
       Decrease in receivables                                 8,607             5,422            41,531
       Decrease (increase) in
         prepaid expenses                                      1,279              (180)           (1,202)
       Decrease in net investment in direct
         financing leases                                     37,907            34,215            30,885
       Increase in accrued rental income                     (40,515)          (39,669)          (21,520)
       Increase (decrease) in accounts
         payable and accrued expenses                        (26,960)           31,976            11,162
       Increase in due to related parties                      9,461            26,701            39,987
       Increase in rents paid in advance
         and deposits                                          9,637            17,435            14,677
                                                         -----------       -----------       -----------
          Total adjustments                                  540,871           697,304           366,797
                                                         -----------       -----------       -----------

Net Cash Provided by Operating Activities                 $2,362,320        $2,417,972        $2,713,964
                                                         ===========       ===========       ===========

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:

   Deferred real estate disposition fees incurred and
     unpaid at December 31                                $   45,663        $       --        $       --
                                                         ===========       ===========       ===========

   Distributions declared and unpaid at
     December 31                                          $  600,000        $  690,000        $  690,000
                                                         ===========       ===========       ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                  Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund IV, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership's investments in Holland
     ----------------------------
     Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture, and a property in Clinton, North Carolina, held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Lease Costs - Brokerage fees associated with negotiating new leases are
     -----------
     amortized over the terms of the new leases using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                    1998            1997
                                ------------    ------------

Land                            $  7,244,512    $  8,328,572
Buildings                         11,986,556      13,684,194
                                ------------    ------------
                                  19,231,068      22,012,766
Less accumulated depreciation     (3,744,609)     (3,844,432)
                                ------------    ------------
                                  15,486,459      18,168,334
Less allowance for loss on
  land and building                       --         (70,337)
                                ------------    ------------
                                $ 15,486,459    $ 18,097,997
                                ============    ============

     In July 1997, the Partnership entered into new leases for the properties in Portland and Winchester, Indiana, with a new tenant to operate the properties as Arby's restaurants. In connection therewith, the Partnership incurred $125,000 in renovation costs for each property.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

           1999                                           $ 1,975,839
           2000                                             1,977,929
           2001                                             1,947,479
           2002                                             1,951,578
           2003                                             1,759,818
           Thereafter                                      10,670,163
                                                        -------------

                                                          $20,282,806
                                                        =============

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                      1998             1997
                                                  ------------      -----------

Minimum lease payments receivable                   $1,660,791      $ 1,825,690
Estimated residual values                              527,829          527,829
Less unearned income                                  (957,138)      (1,084,130)
                                                --------------      -----------

Net investment in direct
 financing leases                                   $1,231,482      $ 1,269,389
                                                ==============      ===========

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

           1999                                            $  164,899
           2000                                               164,899
           2001                                               164,899
           2002                                               164,899
           2003                                               164,899
           Thereafter                                         836,296
                                                         ------------

                                                           $1,660,791
                                                         ============

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

     The following presents the joint ventures' combined, condensed financial information at December 31:

                                                     1998           1997
                                                 -------------  -------------

Land and buildings on operating
 leases, less accumulated
 depreciation and allowance for
 loss on land and building                         $4,406,943     $3,338,372
Net investment in direct financing
 leases less allowance for loss on
 building                                             626,594        842,633
Cash                                                   14,025         12,331
Receivables                                            10,943         40,456
Accrued rental income                                 163,773        177,567
Other assets                                            2,513          2,029
Liabilities                                            27,211         16,283
Partners' capital                                   5,197,580      4,397,105
Revenues                                              368,058        434,177
Provision for loss on land and
 buildings and net investment in
 direct financing lease                              (441,364)      (147,039)
Net income                                           (212,388)       126,271

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                  Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

7.   Receivables:
     -----------

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

8.   Allocations and Distributions:
     -----------------------------

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                  Years Ended December 31, 1998, 1997, and 1996


8.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                  Years Ended December 31, 1998, 1997, and 1996


9.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   1998             1997             1996
                                                            --------------       ----------       ----------

Net income for financial reporting
 purposes                                                       $1,821,449       $1,720,668       $2,347,167

Depreciation for tax reporting purposes
 in excess of depreciation for financial
 reporting purposes                                                 (8,014)          (9,203)         (17,764)

Allowance for loss on land and building                                 --           70,337               --

Direct financing leases recorded as
 operating leases for tax reporting
 purposes                                                           37,907           34,215           30,885

Gain on sale of land and buildings for
 financial reporting purposes less
 than (in excess of) gain for
 tax reporting purposes                                           (231,919)          44,918         (140,228)

Capitalization of  transaction costs
 for tax reporting purposes                                         18,286               --               --

Equity in earnings of joint ventures
 for financial reporting purposes less
 than (in excess of) equity in earnings
 of joint ventures for tax reporting
 purposes                                                          319,186           51,115          (25,853)

Allowance for doubtful accounts                                    (36,939)         138,647           (9,933)

Accrued rental income                                              (40,515)         (39,669)         (21,520)

Rents paid in advance                                                9,137            7,435           14,677

Other                                                                  501               --               --
                                                            --------------       ----------       ----------

Net income for federal income tax
 purposes                                                       $1,889,079       $2,018,463       $2,177,431
                                                            ==============       ==========       ==========

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------
                  Years Ended December 31, 1998, 1997, and 1996

10.  Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:



                                        1998                 1997
                                  --------------       --------------

Due to the Affiliate:
 Expenditures incurred on
   behalf of the Partnership            $ 53,363              $48,126
 Accounting and administrative
   services                               49,952               40,728
Deferred, subordinated real
 estate disposition fee                   45,663                   --
Other                                         --                5,000
                                  --------------       --------------

                                        $148,978              $93,854
                                  ==============       ==============


11.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for each of the years ended December 31:


                                               1998        1997        1996
                                            ----------  ----------  ----------


Shoney's, Inc.                                $413,755    $427,238    $425,390
Tampa Foods, L.P.                                  N/A         N/A     291,347

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:


                                               1998        1997        1996
                                            ----------  ----------  ----------

Shoney's                                      $541,175    $557,303    $557,841
Wendy's Old Fashioned
 Hamburger Restaurants                         437,896     432,585     499,305
Denny's                                            N/A     345,749     360,080
Taco Bell                                          N/A     262,909     251,314

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996


11.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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

12.  Subsequent Events:
     -----------------

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,668,016 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $26,259,630 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    -----------------------------------------

                  Years Ended December 31, 1998, 1997, and 1996

12.  Subsequent Events - Continued:
     -----------------------------

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

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October

                              CNL INCOME FUND IV, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ------------------------------
                                    ROBERT A. BOURNE, President


                              By:   ROBERT A. BOURNE
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ------------------------------
                                    ROBERT A. BOURNE


                              By:   JAMES M. SENEFF, JR.
                                    General Partner

                                    /s/ James M. Seneff, Jr.
                                    ------------------------------
                                    JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                 Title                          Date
          ---------                                 -----                          ----
/s/ Robert A. Bourne                    President, Treasurer and Director     October 28, 1999
------------------------------------   (Principal Financial and Accounting
Robert A. Bourne                                     Officer)

/s/ James M. Seneff, Jr.               Chief Executive Officer and Director   October 28, 1999
------------------------------------      (Principal Executive Officer)
James M. Seneff, Jr.