Form 10-Q
period 1999-09-30
CNL INCOME FUND IV LTD
filed 1999-11-12
CIK 829739

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended   September 30, 1999
                                              ------------------------

                                      OR

        ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                    0-17549
                           --------------------------

                            CNL Income Fund IV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                           59-2854435
--------------------------------------               ---------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


         450 South Orange Avenue
             Orlando, Florida                                      32801
--------------------------------------               ---------------------------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number
(including area code)                                        (407) 540-2000
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                                    CONTENTS



                                                                           Page
                                                                           ----
Part I.

  Item 1.   Financial Statements:

                Condensed Balance Sheets                                   1

                Condensed Statements of Income                             2

                Condensed Statements of Partners' Capital                  3

                Condensed Statements of Cash Flows                         4

                Notes to Condensed Financial Statements                    5-7

  Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8-16

  Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                16

Part II.

  Other Information                                                        17-19

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                          September 30,      December 31,
                                                               1999              1998
                                                          --------------    --------------
                        ASSETS
                        ------

   Land and buildings on operating leases, less
       accumulated depreciation of $4,048,725 and
       $3,744,609 in 1999 and 1998, respectively           $ 15,182,343      $ 15,486,459
   Net investment in direct financing leases                  1,200,393         1,231,482
   Investment in joint ventures                               3,336,078         2,862,906
   Cash and cash equivalents                                    793,000           739,382
   Restricted cash                                                   --           537,274
   Receivables, less allowance for doubtful accounts
       of $235,908 and $258,641, in 1999 and 1998,
       respectively                                              36,043            24,676
   Prepaid expenses                                              14,015             9,836
   Lease costs, less accumulated amortization of
       $24,824 and $21,450, in 1999 and 1998,
       respectively                                              30,320            18,094
   Accrued rental income                                        309,774           279,724
                                                          --------------    --------------

                                                           $ 20,901,966      $ 21,189,833
                                                          ==============    ==============

          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

   Accounts payable                                        $    128,858      $      4,503
   Accrued and escrowed real estate taxes payable                66,944            36,732
   Distributions payable                                        600,000           600,000
   Due to related party                                         192,846           148,978
   Rents paid in advance and deposits                            98,361            59,620
                                                          --------------    --------------
       Total liabilities                                      1,087,009           849,833

   Commitments and Contingencies (Note 4)

   Partners' capital                                         19,814,957        20,340,000
                                                          --------------    --------------

                                                           $ 20,901,966      $ 21,189,833
                                                          ==============    ==============



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended               Nine Months Ended
                                                          September 30,                 September 30,
                                                        1999          1998          1999            1998
                                                    -----------   -----------   ------------   -------------
Revenues:
    Rental income from operating leases              $ 515,904     $ 547,853     $1,509,297     $1,598,854
    Earned income from direct financing leases          30,595        31,630         92,585         95,611
    Contingent rental income                            30,685            --         65,059         37,207
    Interest and other income                            7,288        24,951         24,257         46,143
                                                    -----------   -----------   ------------   -------------
                                                       584,472       604,434      1,691,198      1,777,815
                                                    -----------   -----------   ------------   -------------

Expenses:
    General operating and administrative                31,987        46,096        103,577        121,811
    Professional services                                6,665         5,999         28,029         38,644
    Real estate taxes                                    6,257        26,225         20,112         46,980
    State and other taxes                                1,635            --         17,030         15,747
    Depreciation and amortization                      102,486       104,058        307,490        326,835
    Transaction costs                                   52,300            --        156,466             --
                                                    -----------   -----------   ------------   -------------
                                                       201,330       182,378        632,704        550,017
                                                    -----------   -----------   ------------   -------------

Income Before Equity in Earnings (Loss) of
    Joint Ventures and Gain on Sale of Land and
    Buildings                                          383,142       422,056      1,058,494      1,227,798

Equity in Earnings (Loss) of Joint Ventures             69,847         5,276        216,463       (143,612)

Gain on Sale of Land and Buildings                          --       170,281             --        226,024
                                                    -----------   -----------   ------------   -------------


Net Income                                           $ 452,989     $ 597,613     $1,274,957     $1,310,210
                                                    ===========   ===========   ============   =============

Allocation of Net Income:
    General partners                                     4,529       $ 5,195       $ 12,749     $    7,612
    Limited partners                                   448,460       592,418      1,262,208      1,302,598
                                                    -----------   -----------   ------------   -------------

                                                     $ 452,989     $ 597,613     $1,274,957     $1,310,210
                                                    ===========   ===========   ============   =============

Net Income Per Limited Partner Unit                  $    7.47     $    9.87     $    21.04     $    21.71
                                                    ===========   ===========   ============   =============

Weighted Average Number of Limited Partner
    Units Outstanding                                   60,000        60,000         60,000         60,000
                                                    -----------   -----------   ------------   -------------

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                 Nine Months Ended        Year Ended
                                                   September 30,         December 31,
                                                        1999                 1998
                                                -------------------    ----------------
General partners:
    Beginning balance                                  $   769,078         $   756,354
    Net income                                              12,749              12,724
                                                      -------------       -------------
                                                           781,827             769,078
                                                      -------------       -------------

Limited partners:
    Beginning balance                                   19,570,922          21,395,945
    Net income                                           1,262,208           1,808,725
    Distributions ($30.00 and $60.56 per
       limited partner unit, respectively)              (1,800,000)         (3,633,748)
                                                      -------------       -------------
                                                        19,033,130          19,570,922
                                                      -------------       -------------

Total partners' capital                                $19,814,957         $20,340,000
                                                      =============       =============




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                                     September 30,
                                                                1999            1998
                                                           -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities               $ 1,868,820      $ 1,794,173
                                                           -------------    -------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                     --         (275,000)
       Proceeds from sale of land and buildings                      --        2,526,354
       Investment in joint ventures                            (533,200)        (499,274)
       Decrease (increase) in restricted cash                   533,598         (533,598)
       Payment of lease costs                                   (15,600)              --
                                                           -------------    -------------
              Net cash provided by (used in) investing
                  activities                                    (15,202)       1,218,482
                                                           -------------    -------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                     (1,800,000)      (3,123,748)
                                                           -------------    -------------
              Net cash used in financing activities          (1,800,000)      (3,123,748)
                                                           -------------    -------------

Net Increase (Decrease) in Cash and Cash Equivalents             53,618         (111,093)

Cash and Cash Equivalents at Beginning of Period                739,382          876,452
                                                           -------------    -------------

Cash and Cash Equivalents at End of Period                  $   793,000      $   765,359
                                                           =============    =============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                       $        --      $    45,663
                                                           -------------    -------------

       Distributions declared and unpaid at end
          of period                                         $   600,000      $   600,000
                                                           =============    =============



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


1.      Basis of Presentation:
        ---------------------

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.      Investment in Joint Ventures:
        ----------------------------

        In January 1999, the Partnership invested $533,200 in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the general partners. As of September 30, 1999, the Partnership had a 76 percent interest in the property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


2.      Investment in Joint Ventures - Continued:
        ----------------------------------------

        The following presents the combined, condensed financial information for all of the Partnership's investment in joint ventures and properties held as tenants-in-common at:

                                                               September 30,      December 31,
                                                                   1999               1998
                                                              ---------------    --------------
                  Land and buildings on operating
                      leases, less accumulated
                      depreciation and allowance for
                      loss on land and building                 $ 5,255,671        $ 4,406,943
                  Net investment in direct financing
                      lease, less allowance for
                      impairment in carrying value                  374,789            626,594
                  Cash                                               28,258             14,025
                  Receivables                                         1,992             10,943
                  Accrued rental income                             167,570            163,773
                  Other assets                                        2,954              2,513
                  Liabilities                                        45,096             27,211
                  Partners' capital                               5,786,138          5,197,580
                  Revenues                                          453,316            368,058
                  Provision for loss on land and
                      building and net investment in
                      direct financing lease                             --           (441,364)
                  Net income (loss)                                 331,019           (212,388)

        The Partnership recognized income totaling $216,463 and a loss totaling $143,612 for the nine months ended September 30, 1999 and 1998, respectively, of which income of $69,847 and $5,276 were recognized for the quarters ended September 30, 1999 and 1998, respectively, from these joint ventures.

3.      Related Party Transactions:
        --------------------------

        On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


4.      Commitments and Contingencies:
        -----------------------------

        On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,334,008 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $26,259,630 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

        On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc and certain of its affiliates, in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See
        Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

         During the nine months ended September 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,868,820 and $1,794,173, respectively. The increase in cash from operations for the nine months ended September 30, 1999 is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1999.

         In January 1999, the Partnership used $533,200 of the net sales proceeds from the 1998 sale of the Property in Naples, Florida to acquire a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of September 30, 1999, the Partnership owned a 76 percent interest in the Property in Zephyrhills, Florida. The sale of the Property in Naples, Florida and the reinvestment of the net sales proceeds in the Property in Zephyrhills, Florida, were structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $793,000 invested in such short-term investments, as compared to $739,382 at December 31, 1998. The funds remaining at September 30, 1999 will be used to pay distributions and other liabilities.

Short-Term Liquidity
--------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio, the Partnership declared distributions to limited partners of $1,800,000 and $3,033,748 for the nine months ended September 30, 1999 and 1998, respectively ($600,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $30.00 and $50.56 per unit for the nine months ended September 30, 1999 and 1998, respectively ($10.00 per unit for each of the quarters ended September 30, 1999 and 1998). Distributions for the nine months ended September 30, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the 1998 sale of the Properties in Ft. Myers, Florida and Union Township, Ohio. No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,087,009 at September 30, 1999 from $849,833 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below an increase in amounts due to related parties, and an increase in rents paid in advance and deposits at September 30, 1999, as compared to December 31, 1998. Total liabilities at September 30, 1999, to the extent they exceed cash and cash equivalents at September 30, 1999, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity
-------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the nine months ended September 30, 1998, the Partnership owned and leased 34 wholly owned Properties (which included four Properties, which were sold during 1998) and during the nine months ended September 30, 1999, the Partnership owned and leased 30 wholly owned Properties, generally to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership earned $1,601,882 and $1,694,465, respectively, in rental income from operating leases and earned income from the direct financing leases from these Properties, $546,499 and $579,483 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in rental and earned income for the quarter and nine months ended September 30, 1999 was primarily due to the sale of the Properties in Fort Myers, Florida and Union Township, Ohio in March 1998, and the sale of the Property in Naples, Florida in September 1998. During the nine months ended September 30, 1999, the Partnership used the net sales proceeds from the sale of the Property in Naples, Florida to acquire a Property in Zephyrhills, Florida, as tenants-in-common with CNL Income Fund XVII, Ltd., an affiliate of the general partners. Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 1998 sales of the Properties in Fort Myers, Florida and Union Township, Ohio to the limited partners during 1998.

         In addition, rental and earned income during the quarter and nine months ended September 30, 1999, was lower than during the quarter and nine months ended September 30, 1998 because during the quarter and nine months ended September 30, 1998 the Partnership collected and recognized as income a larger amount of the past due rental amounts owed from the former tenant of the Property located in Palm Bay, Florida, for which the Partnership had previously established an allowance for doubtful accounts, than during the quarter and nine months ended September 30, 1999. The former tenant vacated this Property in October 1997 and the Partnership had been pursuing collection of the past due rental amounts. The Partnership received the past due rental amounts from the former tenant's guarantor in accordance with a settlement agreement between the Partnership and the tenant's guarantor to collect some of the amounts due to the Partnership from the former tenant of this Property. The decrease in rental and earned income during the quarter and nine months ended September 30, 1999, was partially offset by an increase in rental and earned income due to the fact that in February 1998, the Partnership entered into a new lease with a new tenant for this Property.

         For the nine months ended September 30, 1999 and 1998, the Partnership also earned $65,059 and $37,207, respectively, in contingent rental income, $30,685 of which was earned during the quarter ended September 30, 1999. The increase in contingent rental income during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, is primarily due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         In October 1998, the tenant of one Boston Market Property filed for bankruptcy. As of November 5, 1999, the Partnership had continued receiving rental payments relating to this lease. While the tenant has not rejected or affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner.

         During the nine months ended September 30, 1998, the Partnership also owned and leased five Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. During the nine months ended September 30, 1999, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership recognized income of $216,463 and a loss of $143,612, respectively, of which income of $69,847 and $5,276 were recognized for the quarters ended September 30, 1999 and 1998, respectively. The increase in net income earned by joint ventures is primarily due to the fact that during the quarter and nine months ended September 30, 1998, Kingsville Real Estate Joint Venture (in which the Partnership owns a 68.87% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $21,900 and $87,800, respectively, in accordance with its collection policy. No such allowance was established during the quarter and nine months ended September 30, 1999. In addition, during the nine months ended September 30, 1998, Kingsville Real Estate Joint Venture established a provision for loss on land and net investment in the direct financing lease for its Property in Kingsville, Texas for approximately $316,000. The allowance represented the difference between the Property's carrying value at September 30, 1998 and the estimated net realizable value of the Property. No such allowance was recorded during the quarter and nine months ended September 30, 1999. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the general partners ceased collection efforts on the past due amounts.

         The increase during the quarter and nine months ended September 30, 1999 in net income earned by joint ventures is also due to the fact that during the quarter and nine months ended September 30, 1998, Titusville Joint Venture (in which the Partnership owns a 26.60% interest) established an allowance for loss on the land and building for its Property, of approximately $139,300, due to the fact that in July 1997, the operator of the Property vacated the Property and ceased operations. The allowance represented the difference between the Property's net carrying value at September 30, 1998 and the estimated net realizable value of the Property. No such allowance was recorded during the quarter and nine months ended September 30, 1999. Titusville Joint Venture is currently seeking either a replacement tenant or purchaser for this Property.

         The increase in net income earned by joint ventures for the quarter and nine months ended September 30, 1999 is also partially due to the fact that in September 1998 the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Leesburg, Florida in Warren Joint Venture. In addition, the increase was also due to the fact that in January 1999, the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Naples, Florida in a Property in Zephyrhills, Florida, as tenants-in-common with an affiliate of the general partners.

         Operating expenses, including depreciation and amortization, were $632,704 and $550,017 for the nine months ended September 30, 1999 and 1998, respectively, of which $201,330 and $182,378 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses for the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily due to the fact that the Partnership incurred $52,300 and $156,466 for the quarter and nine months ended September 30, 1999, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The increase in operating expenses for the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was partially offset by a decrease in depreciation expense as a result of the sale of four Properties in 1998.

         The increase in operating expenses was partially offset by a decrease due to the fact that the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance during the quarter and nine months ended September 30, 1998 as a result of the former tenant of the Property in Leesburg, Florida defaulting under the terms of its lease. The Partnership sold this Property in July 1998, as described above, therefore the Partnership did not incur such expenses subsequent to July 1998.

         As a result of the sales of the Properties in Fort Myers, Florida, Union Township, Ohio, and Leesburg, Florida the Partnership recognized a gain of $55,743 for financial reporting purposes during the nine months ended September 30, 1998. In addition, during the quarter and nine months ended September 30, 1998, the Partnership recognized a gain of $170,281 for financial reporting purposes as a result of the sale of its Property in Naples, Florida. No Properties were sold during the quarter and nine months ended September 30, 1999.

Proposed Merger
---------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,334,008 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $26,259,630 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July

8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

         As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 50 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.
              -----------------

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                     -------------------------------------
              Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and
              ------------------------------------------------------------
              Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr.,
              --------------------------------------------------------------
              Robert A. Bourne, CNL Realty Corporation, and CNL American
              ----------------------------------------------------------
              Properties Fund, Inc., Case No. CIO-99-0003561.
              ----------------------

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and
                                                    ----------------------------
              on behalf of a class of persons similarly situated, v. CNL
              ----------------------------------------------------------
              American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
              ---------------------------------------------------------------
              Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL
              ------------------------------------------------------------
              Financial Corporation a/k/a CNL Financial Corp., CNL Financial
              --------------------------------------------------------------
              Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the
              -----------------------------------
              Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income
                                                            -----------------
              Funds Litigation, Case No. 99-3561. Pursuant to this order, the
              -----------------------------------
              plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.       Changes in Securities.  Inapplicable.
              ---------------------

Item 3.       Defaults upon Senior Securities.  Inapplicable.
              -------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.
              ---------------------------------------------------

Item 5.       Other Information.  Inapplicable.
              -----------------

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

              (a) Exhibits

                  2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

                  27       Financial Data Schedule (Filed herewith.)

              (b) Reports on Form 10-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 10th day of November, 1999.


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