Form 10-K405/A
period 1998-12-31
CNL INCOME FUND IV LTD
filed 1999-12-21
CIK 829739

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

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

                            450 South Orange Avenue
                            Orlando, Florida 32801
         (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No _____
                                       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 60,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund IV, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.

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

     Generally, the leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 37 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

                              CNL INCOME FUND IV, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ---------------------------
                                    ROBERT A. BOURNE, President


                              By:   ROBERT A. BOURNE
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ---------------------------
                                    ROBERT A. BOURNE


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

              Signature                                Title                                 Date
              ---------                                -----                                 ----
/s/ Robert A. Bourne                    President, Treasurer and Director               December 17, 1999
-------------------------------         (Principal Financial and Accounting
Robert A. Bourne                        Officer)

/s/ James M. Seneff, Jr.                Chief Executive Officer and Director            December 17, 1999
-------------------------------         (Principal Executive Officer)
James M. Seneff, Jr.