Form 10-K405
period 1999-12-31
CNL INCOME FUND IV LTD
filed 2000-03-29
CIK 829739

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from _______ to ______


                        Commission file number 0-17549

                           CNL INCOME FUND IV, LTD.
            (Exact name of registrant as specified in its charter)

        Florida                                          59-2854435
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            450 South Orange Avenue
                          Orlando, Florida 32801-3336
         (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 540-2000

          Securities registered pursuant to Section 12 (b) of the Act:

  Title of each class:                   Name of exchange on which registered:
       None                                      Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X  No  ___
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 60,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to pay Partnership liabilities. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996 reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. During the year ended December 31, 1997, the Partnership sold its Property in Douglasville, Georgia. During the year ended December 31, 1998, the Partnership sold its Properties in Fort Myers, Florida and Union Township, Ohio and distributed the majority of the net sales proceeds to the limited partners as a special distribution. In addition, during the year ended December 31, 1998, the Partnership sold a Property in Leesburg, Florida and reinvested the majority of the net sales proceeds in a joint venture, Warren Joint Venture, to purchase and hold one restaurant Property, and sold a Property in Naples, Florida. During 1999, the Partnership reinvested the net sales proceeds received from the sale of the Property in Naples, Florida in a Property in Zephryhills, Florida, with affiliates of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1999, the Partnership owned 38 Properties. The 38 Properties include interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

     The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from five to 20 years (the average being 17 years), and expire between 2001 and 2019. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $21,000 to $135,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

     Generally, the leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 32 of the Partnership's 38 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

     The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

     During 1994, the leases relating to the Properties in Dundee, Michigan and Marion, Ohio were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendments provided for lower percentage rent breakpoints, as compared to the original lease agreements, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned leases reverted back to those required under the original lease agreements.

     In October 1997, the tenant of the Property in Palm Bay, Florida vacated the Property. In February 1998, the Partnership entered into a new lease for this Property with a new tenant on substantially the same terms as the Partnership's other leases as described above.

     Effective January 1, 1999, the Partnership entered into a lease amendment with the tenant of the Property in Edgewood, Maryland to provide for reduced annual rents and to extend the lease for an additional 20 years.

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

Major Tenants

     During 1999, one lessee of the Partnership, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Shoney's, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, two Restaurant Chains, Shoney's and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1999 (including the Partnership's share of the rental income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is unable to re-lease the Property in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into the following separate joint venture arrangements, each to purchase and hold one Property: Holland Joint Venture with CNL Income Fund II, Ltd., Titusville Joint Venture with CNL Income Fund III, Ltd., Cocoa Joint Venture with CNL Income Fund V, Ltd., Auburn Join Venture with CNL Income Fund VI, Ltd., Kingsville Real Estate Joint Venture with CNL Income Fund XII, Ltd., and Warren Joint Venture with CNL Income Fund VI, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida.

     Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interest in the joint venture. The Partnership has a 51 percent interest in Holland Joint Venture, a 26.6% interest in Titusville Joint Venture, a 57 percent interest in Cocoa Joint Venture, a 96.1% interest in Auburn Joint Venture, a 68.87% interest in Kingsville Real Estate Joint Venture and a 35.71% interest in Warren Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

     Each joint venture has an initial term of approximately 5 to 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

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

     Net cash flow from operations of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, and Warren Joint Venture is distributed 51 percent, 26.6%, 57 percent, 96.1%, 68.87%, and 35.71%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances equal zero, and thereafter in proportion each joint venture partner's percentage interest in the joint venture.

     In addition to the above joint venture arrangements, in January 1996, the Partnership entered into an agreement to hold a Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund VI, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners. In addition, in January 1999, the Partnership entered into an agreement to hold a Property in Zephyrhills, Florida, as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 53 percent and 76 percent interest in the Properties in Clinton, Tennessee and Zephyrhills, Florida, respectively. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreements restrict each Party's ability to sell, transfer, or assign its interest in the tenancy in common's Properties without first offering it for sale to the remaining parties to the agreement.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

     As of December 31, 1999, the Partnership owned 38 Properties. Of the 38 Properties, 30 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and two are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 14,100 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

          State                           Number of Properties
          -----                           --------------------

          Alabama                                 3
          Florida                                 9
          Illinois                                2
          Indiana                                 3
          Kansas                                  1
          Massachusetts                           1
          Maryland                                1
          Michigan                                4
          Mississippi                             1
          North Carolina                          1
          Ohio                                    1
          Tennessee                               1
          Texas                                   7
          Virginia                                2
          Washington, D.C.                        1
                                         -------------------
          TOTAL PROPERTIES                       38
                                         ===================

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 800 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $13,161,860 and $4,650,500, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

          Restaurant Chain                Number of Properties
          ----------------                --------------------

          Arby's                                  3
          Big Boy                                 1
          Boston Market                           1
          Captain D's                             2
          Checkers                                1
          Denny's                                 4
          Dunkin Donuts                           1
          Golden Corral                           3
          IHOP                                    1
          Jack in the Box                         1
          KFC                                     1
          Pizza Hut                               5
          Shoney's                                5
          Taco Bell                               1
          Waffle House                            1
          Wendy's                                 4
          Other                                   3
                                         -----------------
          TOTAL PROPERTIES                       38
                                         =================

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

     At December 31, 1999, 1998, 1997, 1996, and 1995, the Properties were 97%,
97%, 93%, 98%, and 98% occupied, respectively. The following is a schedule of the average rent per party for the years ended December 31:

                               1999         1998         1997         1996
                            ----------   ----------   ----------   ----------
Rental Revenues (1)         $2,640,100   $2,544,386   $2,596,455   $2,815,542
Properties (2)                      37           36           37           40
Average Rent per Property   $   71,354   $   70,677   $   70,174   $   70,389

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                       Percentage of
       Expiration       Number       Annual Rental      Gross Annual
          Year        of Leases        Revenues         Rental Income
     -------------  --------------  ---------------  -----------------
         2000                --                --              --
         2001                 1        $   40,200            1.62%
         2002                 2           100,855            4.07%
         2003                 2            70,708            2.86%
         2004                --                --              --
         2005                --                --              --
         2006                --                --              --
         2007                 1            93,510            3.78%
         2008                16         1,012,955           40.92%
         2009                 7           634,674           25.64%
         Thereafter           8           522,511           21.11%
                        --------      ------------    -------------
         Total (1)           37        $2,475,413          100.00%
                        ========      ============    =============

(1)  Excludes one Property which was vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenant as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Shoney's, Inc. leases three Shoney's restaurants and two Captain D's restaurants. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $62,500 (ranging from approximately $41,000 to $81,300).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
---------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

  On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-
                                -----------------------------------------------
3561.  Pursuant to this order, the plaintiffs in these cases filed a
----
consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

                                    PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 2,915 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfer of Units. The price paid for any Unit transferred pursuant to the Plan range from $405.10 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchasers and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                              1999 (1)                          1998 (1)
                   ------------------------------    ---------------------------
                      High      Low      Average        High      Low    Average
                   --------  --------  ----------    --------  -------- --------
  First Quarter        $500      $500        $500      $435      $411    $422
  Second Quarter        406       368         387       475       475     475
  Third Quarter         413       295         366       500       387     463
  Fourth Quarter        450       311         370       476       380     433

(1) A total of 373 1/2 and 552 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

  The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provision of the Partnership Agreement.

  For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $2,400,000 and $3,633,748, respectively, to the Limited Partners. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of the net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio to the Limited Partners. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a
decrease in cash distribution to the Limited Partners commencing in 1998.   No
amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

            Quarter Ended                  1999             1998
          ------------------          -------------    -------------
            March 31                    $600,000        $1,833,748
            June 30                      600,000           600,000
            September 30                 600,000           600,000
            December 31                  600,000           600,000

  The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)    Not applicable

Item 6.  Selected Financial Data

                                         1999               1998               1997               1996               1995
                                  ----------------   ----------------   ----------------   ----------------   ----------------
Year ended December 31:
  Revenues (1)                         $ 2,602,057        $ 2,285,696        $ 2,531,385        $ 2,820,295        $ 2,871,572
  Net income (2)                         1,827,359          1,821,449          1,720,668          2,347,167          2,210,339
  Cash distributions
    declared (3)                         2,400,000          3,633,748          2,760,000          2,760,000          2,760,000
  Net income per Unit (2)                    30.15              30.15              28.42              38.75              36.48
  Cash distributions declared
    per Unit                                 40.00              60.56              46.00              46.00              46.00

At December 31:
  Total assets                         $20,828,319        $21,189,833        $23,309,888        $23,730,892        $24,057,829
  Partners' capital                     19,767,359         20,340,000         22,152,299         22,897,631         23,288,164

(1)  Revenues include equity in earnings (losses) of joint ventures.

(2) Net income for the year ended December 31, 1997 includes $6,652 from a loss on the sale of land and $70,337 for a provision for loss on land and building. Net income for the years ended December 31, 1998, 1996, and 1995 includes $226,024, $221,390 and $128,547, respectively, from gains on the sale of land and buildings.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,233,748 in net sales proceeds from the sale of two properties in 1998.

  The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8. hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

     During the years ended December 31, 1999, 1998, and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $2,401,313, $2,362,320, and $2,417,972, respectively. The increase in cash from operations for 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, were primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

     In June 1997, the Partnership terminated the leases with the tenant of the Properties in Portland and Winchester, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $32,343 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which was uncollateralized, bore interest at a rate of ten percent per annum, and was being collected in 36 monthly installments. As of December 31, 1998, the Partnership had collected the full amount of the promissory note.

     In July 1997, the Partnership entered into new leases for the Properties in Portland and Winchester, Indiana, with a new tenant to operate the Properties as Arby's restaurants. In connection therewith, the Partnership agreed to fund up to $125,000 in renovation costs for each Property. As of December 31, 1998, such renovations had been completed.

     In November 1997, the Partnership sold its Property in Douglasville, Georgia to a third party for $402,000 and received net sales proceeds of $378,149. This Property was originally acquired by the Partnership in December 1994 and had a cost of approximately $363,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $14,300 in excess of its original purchase price. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership wrote off the cumulative balance of such accrued rental income at the time of the sale of this Property, resulting in a loss of $6,652 for financial reporting purposes. Due to the fact that the straight-lining of future rent increases over the term of the lease is a non-cash accounting adjustment, the write off of these amounts is a loss for financial statement purposes only. The net sales proceeds were used to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, and to fund the renovation costs described above. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     In March 1998, the Partnership sold its Property in Fort Myers, Florida to a third party for $842,100 and received net sales proceeds of $794,690, resulting in a gain of $225,902 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $598,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $196,700 in excess of its original purchase price. In addition, in March 1998, the Partnership sold its Property in Union Township, Ohio to an unrelated third party for $680,000 and received net sales proceeds of $674,135, resulting in a loss of $104,987 for financial reporting purposes. In connection with the sale of these Properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663. In April 1998, the Partnership distributed $1,233,748 of the net sales proceeds from these Properties as a special distribution to the Limited Partners and used the remaining net proceeds to pay Partnership liabilities.

     In addition, in July 1998, the Partnership sold its Property in Leesburg, Florida for $565,000 and received net sales proceeds of $523,931, resulting in a total loss for financial reporting purposes of $135,509. Due to the fact that at December 31, 1997, the Partnership recorded a provision for loss on the land and building in the amount of $70,337 for this Property, the Partnership recognized the remaining loss of $65,172 for financial reporting purposes at July 1998, relating to the sale. In September 1998, the Partnership contributed the majority of the net sales proceeds from the sale of the Property in Leesburg, Florida to a joint venture, Warren Joint Venture, to purchase and hold one restaurant property. The Partnership has an approximate 36 percent interest in the profits and losses of Warren Joint Venture and the remaining interest in this joint venture is held by an affiliate of the General Partners.

     In September 1998, the Partnership sold its Property in Naples, Florida to a third party for $563,000 and received net sales proceeds of $533,598, resulting in a gain of $170,281 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1988 and had a cost of approximately $410,500 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $123,100 in excess of its original purchase price. As of December 31, 1998, the remaining net sales proceeds from the sale of this Property, including accrued interest, were being held in an interest bearing escrow account pending reinvestment. In January 1999, the Partnership invested the net sales proceeds in a Property in Zephyrhills, Florida, with an affiliate of the General Partners as tenants-in-common for a 76 percent interest in the Property. A portion of the transaction relating to the sale of the Property in Naples, Florida and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes.

     The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the year ended December 31, 1997, the Partnership received $294,000, in capital contributions from the corporate General Partner in connection with the operations of the Partnership. No such contributions were received during the years ended December 31, 1999 and 1998.

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its partnership agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, distributions to Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $725,493 invested in such short-term investments, as compared to $739,382 at December 31, 1998. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was 3.79% annually. Total liabilities at December 31, 1999, to the extent they exceed cash and cash equivalents at December 31, 1999, will be paid from future cash from operations, and in the event the General Partners elect to make additional contributions, from future General Partner contributions.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on (i) current and anticipated future cash from operations, (ii) for the year ended December 31, 1998, net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio and (iii) to a lesser extent, for the year ended December 31, 1997, additional capital contributions received from the General Partners, the Partnership declared distributions to the Limited Partners of $2,400,000, $3,633,748, and $2,760,000, for the years ended December 31, 1999, 1998, and 1997, respectively. This represents distributions of $40, $61, and $46 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the Properties in Fort Myers, Florida and Union Township, Ohio. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid preferred return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing in 1998. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $150,972, $111,482, and $85,702, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed affiliates $195,846 and $103,315, respectively, for such amounts and accounting and administrative services. In addition, during the year ended December 31, 1998, the Partnership incurred $45,663 in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of two Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions.

     Amounts payable to other parties, including distributions payable, increased to $819,451 at December 31, 1999, from $700,855 at December 31, 1998. The increase in liabilities at December 31, 1999, was primarily the result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Termination of Merger", and an increase in tenant security deposits received during 1999. Total liabilities at December 31, 1999, to the extent they exceed cash and cash equivalents at December 31, 1999, will be paid from future cash from operations and, in the event the General Partners elect to make additional contributions, from future General Partner contributions.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1997, the Partnership owned and leased 35 wholly owned Properties (including one Property in Douglasville, Georgia, which was sold in November
1997). During 1998, the Partnership owned and leased 34 wholly owned Properties (including four Properties which were sold in 1998) and during 1999, the Partnership owned and leased 30 wholly owned Properties. In addition, during 1997, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property and owned one Property with affiliates as tenants-in-common. During 1998 and 1999, the Partnership was a co-venturer in an additional joint venture that owned and leased one Property. In addition, during 1999, the Partnership owned and leased one additional Property, with an affiliate of the General Partners, as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 38 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $21,000 to $135,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $2,132,891, $2,231,513, and $2,189,386, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties described above. The decrease in rental and earned income during 1999, as compared to 1998, was partially attributable to, and the increase during 1998, as compared to 1997, was partially offset by, a decrease in rental and earned income due to the sales of various Properties during 1998. During 1998, the Partnership used the net sales proceeds from the sale of the Property in Douglasville, Georgia to fund renovation costs for two Properties and during 1999, used the net sales proceeds from the sale of a Property in Naples, Florida to acquire one Property in Zephryhills, Florida, held as tenants-in-common with affiliates of the General Partners, as described above in "Capital Resources." Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 1998 sales of the Properties in Fort Myers, Florida and Union Township, Ohio to the Limited Partners.

     Rental and earned income also decreased by approximately $25,000 during 1999, as a result of the fact that, effective January 1, 1999, the Partnership amended the lease for the Property located in Edgewood, Maryland, to provide for reduced annual rental income.

     Rental and earned income were reduced during 1997, as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $128,200, for rental amounts relating to the Property located in Palm Bay, Florida, due to financial difficulties the tenant was experiencing. The tenant vacated the Property in October 1997. Rental and earned income increased during 1998, as compared to 1997, due to the fact that no such allowance was established during 1998 and the fact that the Partnership negotiated a settlement agreement with the former tenant's guarantor to collect some of the amounts due to the Partnership from the former tenant. During 1998, the Partnership collected and recognized as income a portion of the past due rental amounts from the former tenant's guarantor. In addition, in February 1998, the Partnership entered into a new lease with a new tenant for this Property. The decrease in rental and earned income during 1999, as compared to 1998, is partially offset by an increase of approximately $25,600 relating to the new tenant.

     The increase in rental and earned income during 1998, as compared to 1997, was partially attributable to the fact that during 1997, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Hardee's Properties located in Portland and Winchester, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. No such allowance was recorded during 1999 or 1998 due to the fact that the Partnership renovated both Properties, as described above in "Capital Resources" and re-leased the Properties to a new tenant for which rents commenced in October 1997. Rental and earned income also decreased by approximately $86,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of the Properties in Portland and Winchester, Indiana, in June 1997, as described above in "Capital Resources." The Partnership re-leased these Properties in October 1997, as described above.

     For the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $126,521, $83,377, and $117,031, respectively, in contingent rental income from the Partnership's Properties. The increase in contingent rental income during the year ended December 31, 1999, as compared to the year ended December 31, 1998, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income. The decrease during 1998, as compared to 1997, was partially attributable to (i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts received in 1998 and (ii) a decrease in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

     In October 1998, the tenant of one Boston Market Property filed for bankruptcy. As of March 15, 2000, the Partnership was continuing to receive rental payments relating to this lease. While the tenant has not rejected or affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenue resulting from the rejection of this lease could have an adverse affect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner.

     For the years ended December 31, 1999, 1998, and 1997, the Partnership also recognized income of $303,223, a loss of $90,144 and income of $189,747, respectively, attributable to net income earned or losses recognized by joint ventures in which the Partnership is a co-venturer. The increase in net income in 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, was partially attributable to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 68.87% interest) established an allowance for loss on the land and net investment in the direct financing lease for its Property of approximately $316,000 during the year ended December 31, 1998 in accordance with its policy. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value of the Property. In addition, the joint venture increased its allowance for doubtful accounts by approximately $130,000 during 1998, and approximately $20,600 during 1997, for amounts due from this tenant deemed uncollectible in accordance with its collection policy. No such allowances were recorded during 1999. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the General Partners ceased collection efforts on the past due amounts.

     During 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. In conjunction therewith, Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $27,000. In addition, the joint venture recorded real estate tax expense of approximately $16,600 and wrote off unamortized lease costs of $23,500 due to the tenant vacating the Property. In addition, during 1998 and 1997, the joint venture established an allowance for loss on land and building for its Property for approximately $125,300 and $147,000, respectively, for financial reporting purposes. The allowances represented the difference between the Property's carrying values at December 31, 1998 and 1997, respectively, and the estimated net realizable value of the Property.
Titusville Joint Venture had ceased collection efforts on past due amounts. The joint venture will not recognize any rental income from this Property until a new tenant is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property.

     In addition, the increase in net income earned by joint ventures during 1999, as compared to 1998, was partially attributable to, and the decrease during 1998, as compared to 1997, was partially offset by, the fact that, during 1998, the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Leesburg, Florida in Warren Joint Venture, and during 1999, reinvested net sales proceeds from the 1998 sale of its Property in Naples, Florida in a Property in Zephyrhills, Florida, as tenants-in-common with affiliates of the General Partners, as described above in "Capital Resources."

     During the year ended December 31, 1999, one of the Partnership's lessees, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenant-in-common). As of December 31, 1999, Shoney's, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, during the year ended December 31, 1999, two Restaurant Chains, Shoney's and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $774,698, $690,271, and $733,728, for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in operating expenses for 1998, as compared to 1997, was partially due to the fact that during 1997, the Partnership expensed approximately $25,400 in current and past due real estate taxes for the Property in Palm Bay, Florida due to the tenant vacating the Property in October 1997. The Property was re-leased and the new tenant is responsible for these expenses beginning in December 1997. The increase during
1999, as compared to 1998, is partially offset by   the fact that, through a
settlement agreement during 1999, the Partnership collected a portion of the amounts due from the former tenant that had been expensed by the Partnership, as described above in "Capital Resources".

     The increase in operating expenses for 1999, as compared to 1998, was partially attributable to, and the decrease in operating expenses for 1998, as compared to 1997, was partially offset by, an increase in operating expense for 1999 and 1998 due to the fact that the Partnership incurred $142,244 and $18,286, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Termination of Merger."

     The increase during 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to, a decrease in depreciation expense which resulted from the sales of various Properties during 1997 and 1998.

     The increase in operating expenses during 1997 was also partially due to the fact that the Partnership recorded bad debt expense of $12,794 from the former tenant during 1997, relating to the Properties located in Portland and Winchester, Indiana, for past due rental income amounts. Due to the fact that the Partnership re-leased these Properties to a new tenant in October 1997, as described above, no such expense was recorded during 1998 and 1999.

     The Partnership is responsible for the proportionate share of real estate taxes and insurance expense for one of the two leases for the Property in Maywood, Illinois. In addition, during 1999, 1998, and 1997, the Partnership paid for a portion of the real estate taxes that are the responsibility of the other tenant of the Maywood Property, due to a shortage of amounts collected from the tenant for the payment of their proportionate share of real estate taxes. In addition, as a result of the former tenant of the Property in Leesburg, Florida defaulting under the terms of its lease, the Partnership incurred certain expenses, such as real estate taxes, insurance and maintenance expense relating to this Property during 1998 and 1997. The Partnership sold this Property in July 1998, therefore the Partnership does not anticipate incurring such expenses in future periods.

     As a result of the sales of four Properties, the Partnership recognized a total gain of $226,024 for financial reporting purposes during the year ended December 31, 1998. In addition, as a result of the sale of the Property in Douglasville, Georgia, in November 1997, the Partnership recognized a loss for financial reporting purposes of $6,652 for the year ended December 31, 1997. No Properties were sold during 1999.

     During 1997, the Partnership established an allowance for loss on land and building in the amount of $70,337 for financial reporting purposes for the Property in Leesburg, Florida. The tenant of this Property defaulted under the terms of its lease and vacated the Property. The allowance represented the difference between the Property's carrying value at December 31, 1997, and the estimated net realizable value for this Property based on an anticipated sales price. The Partnership sold this Property in July 1998.

     The Partnership's leases as of December 31, 1999, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

          On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

  The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

  In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the failure of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership,.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND IV, LTD.

                        (A Florida Limited Partnership)


                                   CONTENTS
                                   --------


                                                      Page
                                                      ----

Report of Independent Certified Public Accountants      18

Financial Statements:

  Balance Sheets                                        19

  Statements of Income                                  20

  Statements of Partners' Capital                       21

  Statements of Cash Flows                              22

  Notes to Financial Statements                         24

              Report of Independent Certified Public Accountants
              --------------------------------------------------


To the Partners
CNL Income Fund IV, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000

                              CNL INCOME IV, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                    1999                      1998
                                                            -------------------       -------------------
                    ASSETS
                    ------

Land and buildings on operating leases, less
 accumulated depreciation and allowance
 for loss on land and building                                      $15,080,971               $15,486,459
Net investment in direct financing leases                             1,189,488                 1,231,482
Investment in joint ventures                                          3,332,012                 2,862,906
Cash and cash equivalents                                               725,493                   739,382
Restricted cash                                                              --                   537,274
Receivables, less allowance for doubtful
 accounts of $215,029 and $258,641, respectively                        141,675                    24,676
Prepaid expenses                                                         15,383                     9,836
Lease costs, less accumulated amortization
 of $26,113 and $21,450, respectively                                    29,031                    18,094
Accrued rental income                                                   314,266                   279,724
                                                            -------------------       -------------------

                                                                    $20,828,319               $21,189,833
                                                            ===================       ===================

          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------

Accounts payable                                                    $    91,074               $     4,503
Accrued and escrowed real estate taxes payable                           63,585                    36,732
Distributions payable                                                   600,000                   600,000
Due to related parties                                                  241,509                   148,978
Rents paid in advance and deposits                                       64,792                    59,620
                                                            -------------------       -------------------
 Total liabilities                                                    1,060,960                   849,833


Partners' capital                                                    19,767,359                20,340,000
                                                            -------------------       -------------------
                                                                    $20,828,319               $21,189,833
                                                            ===================       ===================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                               Year Ended December 31,
                                                                 1999                   1998                    1997
                                                         ------------------     ------------------      ------------------
Revenues:
 Rental income from operating leases                             $2,009,987             $2,104,520              $2,058,703
 Earned income from direct financing
 leases                                                             122,904                126,993                 130,683
 Contingent rental income                                           126,521                 83,377                 117,031
 Interest and other income                                           39,422                 60,950                  35,221
                                                         ------------------     ------------------      ------------------
                                                                  2,298,834              2,375,840               2,341,638
                                                         ------------------     ------------------      ------------------
Expenses:
 General operating and administrative                               146,650                151,775                 149,808
 Professional services                                               36,759                 43,609                  33,439
 Bad debt expense                                                        --                     --                  12,794
 Real estate taxes                                                   21,468                 31,879                  65,316
 State and other taxes                                               17,426                 15,747                  16,476
 Depreciation and amortization                                      410,151                428,975                 455,895
 Transaction costs                                                  142,244                 18,286                      --
                                                         ------------------     ------------------      ------------------
                                                                    774,698                690,271                 733,728
                                                         ------------------     ------------------      ------------------
Income Before Equity in Earnings (Losses)
 of Joint Ventures, Gain (Loss) on Sale of
 Land and Buildings and Provision for
 Loss on Land and Building                                        1,524,136              1,685,569               1,607,910

Equity in Earnings (Losses) of Joint Ventures                       303,223                (90,144)                189,747

Gain (Loss) on Sale of Land and Buildings                                --                226,024                  (6,652)

Provision for Loss on Land and Building                                  --                     --                 (70,337)
                                                         ------------------     ------------------      ------------------
Net Income                                                       $1,827,359             $1,821,449              $1,720,668
                                                         ==================     ==================      ==================

Allocation of Net Income:
 General partners                                                $   18,273             $   12,724              $   15,697
 Limited partners                                                 1,809,086              1,808,725               1,704,971
                                                         ------------------
                                                                 $1,827,359             $1,821,449              $1,720,668
                                                         ==================     ==================      ==================

Net Income per Limited Partner Unit                              $    30.15             $    30.15              $    28.42
                                                         ==================     ==================      ==================
Weighted Average Number of Limited
 Partner Units Outstanding                                           60,000                 60,000                  60,000
                                                         ==================     ==================      ==================

                See accompanying notes to financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------
                 Years Ended December 31, 1999, 1998 and 1997


                                      General Partners                                  Limited Partners
                                 ---------------------------   --------------------------------------------------------------------
                                                 Accumulated                                 Accumulated  Syndication
                                 Contributions     Earnings    Contributions  Distributions    Earnings      Costs         Total
                                 --------------  -----------   -------------  -------------  -----------  ------------  -----------
Balance, December 31, 1996          $ 263,804      $ 182,853    $30,000,000    $(22,447,963) $18,338,937  $(3,440,000)  $22,897,631

 Contributions from general
   partners                           294,000             --             --              --           --            --      294,000
 Distributions to limited
   partners ($46 per limited
   partner unit)                           --             --             --      (2,760,000)          --            --   (2,760,000)
 Net income                                --         15,697             --              --    1,704,971            --    1,720,668
                                 ------------    -----------   ------------   -------------  -----------  ------------  -----------
Balance, December 31, 1997            557,804        198,550     30,000,000     (25,207,963)  20,043,908    (3,440,000)  22,152,299

 Distributions to limited
   partners ($61 per limited
   partner unit)                           --             --             --      (3,633,748)          --            --   (3,633,748)
 Net income                                --         12,724             --              --    1,808,725            --    1,821,449
                                  -----------     ----------    -----------    ------------  -----------   -----------  -----------
Balance, December 31, 1998            557,804        211,274     30,000,000     (28,841,711)  21,852,633    (3,440,000)  20,340,000

 Distributions to limited
   partners ($40 per limited
   partner unit)                           --             --             --      (2,400,000)          --            --   (2,400,000)
 Net income                                --         18,273             --              --    1,809,086            --    1,827,359
                                  -----------     ----------    -----------    ------------  -----------   -----------  -----------
Balance, December 31, 1999          $ 557,804      $ 229,547    $30,000,000    $(31,241,711) $23,661,719   $(3,440,000) $19,767,359
                                  ===========     ==========    ===========    ============  ===========   ===========  ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                            Year Ended December 31,
                                                             1999                    1998                    1997
                                                     ------------------      ------------------      ------------------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows from Operating Activities:
      Cash received from tenants                            $ 2,186,946             $ 2,351,732             $ 2,345,612
      Distributions from joint ventures                         367,317                 248,360                 265,473
      Cash paid for expenses                                   (181,668)               (274,436)               (211,213)
      Interest received                                          28,718                  36,664                  18,100
                                                          -------------           -------------           -------------
         Net cash provided by operating
            activities                                        2,401,313               2,362,320               2,417,972
                                                          -------------           -------------           -------------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and building                        --               2,526,354                 378,149
      Additions to land and buildings on
         operating leases                                            --                (275,000)                     --
      Investment in joint ventures                             (533,200)               (493,398)                     --
      Decrease (increase) in restricted cash                    533,598                (533,598)                     --
      Payment of lease costs                                    (15,600)                     --                 (17,384)
      Other                                                          --                      --                   9,122
                                                          -------------           -------------           -------------
         Net cash provided by (used in) investing
            activities                                          (15,202)              1,224,358                 369,887
                                                          -------------           -------------           -------------

    Cash Flows from Financing Activities:
      Contributions from general partners                            --                      --                 294,000
      Distributions to limited partners                      (2,400,000)             (3,723,748)             (2,760,000)
                                                          -------------           -------------           -------------
         Net cash used in financing activities               (2,400,000)             (3,723,748)             (2,466,000)
                                                          -------------           -------------           -------------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                   (13,889)               (137,070)                321,859

Cash and Cash Equivalents at Beginning of Year                  739,382                 876,452                 554,593
                                                          -------------           -------------           -------------

Cash and Cash Equivalents at End of Year                    $   725,493             $   739,382             $   876,452
                                                          =============           =============           =============

                See accompanying notes to financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                                Year Ended December 31,
                                                               1999                 1998                1997
                                                     ---------------      --------------      --------------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

     Net income                                           $1,827,359          $1,821,449          $1,720,668
                                                     ---------------      --------------      --------------
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation                                       405,488             425,481             453,397
          Amortization                                         4,663               3,494               2,498
          Equity in earnings of joint ventures,
              net of distributions                            64,094             338,504              75,726
          Bad debt expense                                        --                  --              12,794
          Loss (gain) on sale of land and
              buildings                                           --            (226,024)              6,652
          Provision for loss on land and
              building                                            --                  --              70,337
          Decrease (increase) in receivables                (113,323)              8,607               5,422
          Decrease (increase) in prepaid expenses             (5,547)              1,279                (180)
          Decrease in net investment in direct
              financing leases                                41,994              37,907              34,215
          Increase in accrued rental income                  (34,542)            (40,515)            (39,669)
          Increase (decrease) in accounts
              payable and accrued expenses                   113,424             (26,960)             31,976
          Increase in due to related parties                  92,531               9,461              26,701
          Increase in rents paid in advance
              and deposits                                     5,172               9,637              17,435
                                                     ---------------      --------------      --------------
                 Total adjustments                           573,954             540,871             697,304
                                                     ---------------      --------------      --------------

Net Cash Provided by Operating Activities                 $2,401,313          $2,362,320          $2,417,972
                                                     ===============      ==============      ==============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Deferred real estate disposition fees incurred
       and unpaid at December 31                          $       --          $   45,663          $       --
                                                     ===============      ==============      ==============

     Distributions declared and unpaid at
        December 31                                       $  600,000          $  600,000          $  690,000
                                                     ===============      ==============      ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998 and 1997



1.  Significant Accounting Policies:
    --------------------------------

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

    Real Estate and Lease Accounting - The Partnership records the acquisition
    --------------------------------
    of land and buildings at cost, including acquisition and closing costs. Land and buildings are generally leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such method are described below:

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

                 Years Ended December 31, 1999, 1998 and 1997


1.  Significant Accounting Policies - Continued:
    -------------------------------------------

         Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

    Investment in Joint Ventures - The Partnership's investments in Holland
    ----------------------------
    Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture, and properties in Clinton, North Carolina and Zephyrhills, Florida, held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998 and 1997


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

    Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes that it is not exposed to any significant credit risk on cash and cash equivalents.

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

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998 and 1997


2.  Leases:
    ------

    The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.  Land and Buildings on Operating Leases:
    --------------------------------------

    Land and buildings on operating leases consisted of the following at December 31:

                                             1999               1998
                                       ---------------    ---------------

         Land                              $ 7,244,512        $ 7,244,512
         Buildings                          11,986,556         11,986,556
                                       ---------------    ---------------
                                            19,231,068         19,231,068
         Less accumulated depreciation      (4,150,097)        (3,744,609)
                                       ---------------    ---------------

                                           $15,080,971        $15,486,459
                                       ===============    ===============

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

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998 and 1997


3.  Land and Buildings on Operating Leases - Continued:
    --------------------------------------------------

    In connection with the sale of the properties described above, the Partnership incurred deferred, subordinated, real estate disposition fees of $45,663 (see Note 9).

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

    In September 1998, the Partnership sold its Property in Naples, Florida, to a third party for $563,000 and received net sales proceeds of $533,598, resulting in a gain of $170,281 for financial reporting purposes. This property was originally acquired by the Partnership in December 1988 and had a cost of approximately $410,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $123,100 in excess of its original purchase price.

    Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $34,542, $40,515, and $39,669, respectively, of such rental income.

    The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

               2000                        $ 1,952,958
               2001                          1,922,508
               2002                          1,926,607
               2003                          1,734,847
               2004                          1,753,495
               Thereafter                    9,689,151
                                      -----------------

                                           $18,979,566
                                      =================

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998 and 1997


3.  Land and Buildings on Operating Leases - Continued:
    --------------------------------------------------

    Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.  Net Investment in Direct Financing Leases:
    -----------------------------------------

    The following lists the components of the net investment in direct financing leases at December 31:

                                                     1999           1998
                                              --------------    -------------

         Minimum lease payments receivable        $1,495,893       $1,660,791
         Estimated residual values                   527,829          527,829
         Less unearned income                       (834,234)        (957,138)
                                              --------------    -------------

         Net investment in direct
         financing leases                         $1,189,488       $1,231,482
                                              ==============    =============

    The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

               2000                             $  164,899
               2001                                164,899
               2002                                164,899
               2003                                164,899
               2004                                164,899
               Thereafter                          671,398
                                              ------------

                                                $1,495,893
                                              ============

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

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------


5.  Investment in Joint Ventures:
    ----------------------------

    As of December 31, 1999, the Partnership had a 51 percent, 26.6%, 57 percent, 96.1% and 68.87% interest in the profits and losses of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, and Kingsville Real Estate Joint Venture, respectively, and a 53 percent interest in the profits and losses of a property in Clinton, North Carolina, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture and the Partnership and affiliates, as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants.


    In September 1998, the Partnership entered into a joint venture arrangement, Warren Joint Venture, with an affiliate of the general partners, to hold one restaurant property. As of December 31, 1999, the Partnership had acquired a 35.71% interest in the profits and losses of the joint venture.

    In January 1999, the Partnership invested $533,200 in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 1999, the Partnership had a 76 percent interest in the property.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

5.  Investment in Joint Ventures - Continued:
    ----------------------------------------

    The following presents the joint ventures' combined, condensed financial information at December 31:

                                                    1999              1998
                                                 -------------   --------------

        Land and buildings on operating
           leases, less accumulated
           depreciation and allowance for
           loss on land and building                $5,223,253       $4,406,943
        Net investment in direct financing
           leases, less allowance for loss on
           building                                    371,740          626,594
        Cash                                            29,223           14,025
        Receivables                                     13,544           10,943
        Accrued rental income                          168,836          163,773
        Other assets                                     3,644            2,513
        Liabilities                                     44,425           27,211
        Partners' capital                            5,765,815        5,197,580
        Revenues                                       619,788          368,058
        Provision for loss on land and
           buildings and net investment in
           direct financing lease                           --         (441,364)
        Net income (loss)                              458,146         (212,388)


    The Partnership recognized income totalling $303,223, a loss totalling $90,144 and income totalling $189,747 for the years ended December 31, 1999, 1998 and 1997, respectively, from these joint ventures.

6.  Restricted Cash:
    ---------------

    During 1998, net sales proceeds of $533,598 from the sale of the property in Naples, Florida, plus accrued interest of $3,676, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership. The funds were released by the escrow agent in 1999 and were used to acquire an additional property (see Note 5).

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

7.  Allocations and Distributions:
    -----------------------------

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

    Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

    During each of the years ended December 31, 1999, 1998 and 1997, the Partnership declared distributions to the limited partners of $2,400,000, $3,633,748, and $2,760,000, respectively. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the properties in Fort Myers, Florida and Union Township, Ohio. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

8.  Income Taxes:
    ------------

    The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1999                1998                1997
                                                              ---------------     ---------------     ---------------
           Net income for financial reporting
            purposes                                               $1,827,359          $1,821,449          $1,720,668

           Depreciation for tax reporting purposes
            in excess of depreciation for financial
            reporting purposes                                         (8,171)             (8,014)             (9,203)

           Allowance for loss on land and building                         --                  --              70,337

           Direct financing leases recorded as
            operating leases for tax reporting
            purposes                                                   41,995              37,907              34,215

           Gain on sale of land and buildings for
            financial reporting purposes less
            than (in excess of) gain for
            tax reporting purposes                                         --            (231,919)             44,918

           Capitalization of transaction costs
            for tax reporting purposes                                142,244              18,286                  --

           Equity in earnings of joint ventures
            for financial reporting purposes less
            than (in excess of) equity in earnings
            of joint ventures for tax reporting
            purposes                                                  (76,060)            319,186              51,115

           Allowance for doubtful accounts                            (43,612)            (36,939)            138,647

           Accrued rental income                                      (34,542)            (40,515)            (39,669)

           Rents paid in advance                                      (14,327)              9,137               7,435

           Other                                                           --                 501                  --
                                                              ---------------     ---------------     ---------------
           Net income for federal income tax
            purposes                                               $1,834,886          $1,889,079          $2,018,463
                                                              ===============     ===============     ===============

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

9.  Related Party Transactions:
    --------------------------

    One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

    The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year.
    As a result of such threshold, no management fees were incurred during the years ended December 31, 1999, 1998 and 1997.

    The Advisor is also entitled to receive a deferred, subordinated, real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the year ended December 31, 1998, the Partnership incurred $45,663 in deferred, subordinated, real estate disposition fees as a result of the sales of

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

9.  Related Party Transactions - Continued:
    --------------------------------------

    properties. No deferred, subordinated, real estate disposition fees were incurred for the years ended December 31, 1999 and 1997.

    During the years ended December 31, 1999, 1998 and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $107,553, $94,365, and $81,838 for the years ended December 31, 1999, 1998 and 1997, respectively, for such services.

    The due to related parties consisted of the following at December 31:

                                              1999           1998
                                           -----------    -----------

        Due to the Advisor:
          Expenditures incurred on
            behalf of the Partnership         $122,830       $ 53,363
          Accounting and administrative
            services                            70,716         49,952
        Deferred, subordinated real
            estate disposition fee              45,663         45,663
        Other                                    2,300             --
                                           -----------    -----------

                                              $241,509       $148,978
                                           ===========    ===========

10. Concentration of Credit Risk:
    -----------------------------

    For the years ended December 31, 1999, 1998, and 1997, rental income from Shoney's, Inc. was $347,088, $413,755, and $427,238, respectively, representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners).

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

10. Concentration of Credit Risk - Continued:
    ----------------------------------------

    In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                           1999           1998           1997
                                      -------------  -------------  ------------

         Shoney's                          $466,964       $541,175      $557,303
         Wendy's Old Fashioned
           Hamburger Restaurants            442,195        437,896       432,585
         Denny's                                N/A            N/A       345,749
         Taco Bell                              N/A            N/A       262,909

    The information denoted by N/A indicates that for each period presented, the chains did not represent more than ten percent of the Partnership's total rental and earned income.

    Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership.

11. Termination of Merger:
    ---------------------

    On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant


     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

    Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL

Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNL Bank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from

November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNL Bank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National

Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

             Title of Class               Name of Partner      Percent of Class
             --------------               ---------------      ----------------

       General Partnership Interests    James M. Seneff, Jr.          45%
                                        Robert A. Bourne              45%
                                        CNL Realty Corporation        10%
                                                                     ------
                                                                      100%
                                                                     ======

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.   Certain Relationships and Related Transactions

          The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
Reimbursement to affiliates            Operating expenses are reimbursed at          Operating expenses incurred on
 for operating expenses                the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $150,972
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting and administrative
                                       Affiliates of the General Partners            services:  $107,553
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual, subordinated                   One percent of the sum of gross               $-0-
 management fee to affiliates          operating revenues from Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which the Partnership is a
                                       co-venturer, subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  The management fee will
                                       not exceed competitive fees for
                                       comparable services.  Due to the fact
                                       that these fees are non-cumulative,
                                       if the Limited Partners have not
                                       received their 10% Preferred Return
                                       in any particular year, no management
                                       fees will be due or payable for such
                                       year.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
Deferred, subordinated real            A deferred, subordinated real estate        $-0-
 estate disposition fee                disposition fee, payable upon sale of
 payable to affiliates.                one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales proceeds
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales proceeds are
                                       distributed.

General Partners' deferred,            A deferred, subordinated share equal        $-0-
 subordinated share of                 to one percent of Partnership
 Partnership net cash flow             distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal        $-0-
 subordinated share of                 to five percent of Partnership
 Partnership net sales                 distributions of such net sales
 proceeds from a sale or sales         proceeds, subordinated to certain
 not in liquidation of the             minimum returns to the Limited
 Partnership                           Partners

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
General Partners' share of             Distributions of net sales proceeds         $-0-
 Partnership net sales                 from a sale or sales of substantially
 proceeds from a sale or sales         all of the Partnership's assets will
 in liquidation of the                 be distributed in the following order
 Partnership                           or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report.

          1.  Financial Statements

                    Report of Independent Certified Public Accountants

                    Balance Sheets at December 31, 1999 and 1998

                    Statements of Income for the years ended December 31, 1999, 1998 and 1997

                    Statements of Partners' Capital for the years ended December 31, 1999, 1998 and 1997

                    Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                    Notes to Financial Statements

          2.  Financial Statement Schedules

                    Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

                    Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

                    Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

                    27    Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1999 through December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.


                                          CNL INCOME FUND IV, LTD.

                                          By:  CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               --------------------------------
                                               ROBERT A. BOURNE, President


                                          By:  ROBERT A. BOURNE
                                               General Partner


                                               /s/ Robert A. Bourne
                                               --------------------------------
                                               ROBERT A. BOURNE


                                          By:  JAMES M. SENEFF, JR.
                                               General Partner


                                               /s/ James M. Seneff, Jr.
                                               --------------------------------
                                               JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                Title                               Date
          ---------                -----

/s/ Robert A. Bourne       President, Treasurer and Director      March 23, 2000
-------------------------  (Principal Financial and Accounting
Robert A. Bourne           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer and Director   March 23, 2000
-------------------------  (Principal Executive Officer)
James M. Seneff, Jr.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


                                                      Additions                             Deductions
                                           -------------------------------      -----------------------------------
                                                                                                       Collected
                                                                                                        or Deter-
                                Balance at   Charged to       Charged to            Deemed              mined to          Balance
                                Beginning    Costs and          Other              Uncollec-             be Col-           at End
Year          Description        of Year      Expenses         Accounts              tible               lectible         of Year
----     -------------------  ------------  -------------    -------------      ---------------      --------------    -------------
1997     Allowance for
           doubtful
           accounts (a)       $    156,933  $          --    $     258,818 (b)  $      112,624 (c)   $       7,547     $    295,580
                              ============  =============    =============      ===============      ==============    =============

1998     Allowance for
           doubtful
           accounts (a)       $    295,580  $          --    $      26,370 (b)  $        3,303 (c)   $      60,006     $    258,641
                              ============  =============    =============      ===============      ==============    =============

1999     Allowance for
           doubtful
           accounts (a)       $    258,641  $          --    $      18,765 (b)  $        7,167 (c)   $      55,210     $    215,029
                              ============  =============    =============      ===============      ==============    =============

    (a) Deducted from receivables on the balance sheet.

    (b) Reduction of rental and other income.

    (c) Amounts written off as uncollectible.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                              Costs Capitalized
                                                                                Subsequent to            Gross Amount at Which
                                                       Initial Cost              Acquisition         Carried at Close of Period (c)
                                                 -----------------------   -----------------------   ------------------------------
                                     Encum-                Buildings and    Improve-     Carrying             Buildings and
                                     brances      Land     Improvements      ments         Costs      Land    Improvements
                                     -------     ------    -------------   ----------   ----------   ------  ---------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Arby's Restaurants:
         Winchester, Indiana               -    $287,769               -     $567,785            -   $287,769       $567,785
         Portland, Indiana                 -     187,928               -      657,931            -    187,928        657,931

      Boston Market Restaurant:
         Richmond, Virginia                      504,169         522,025            -            -    504,169        522,025

      Captain D's Restaurants:
         Alexander City, Alabama           -     120,210         279,689            -            -    120,210        279,689
         Oak Ridge, Tennessee              -     169,951         281,686            -            -    169,951        281,686

      Checkers Drive-In Restaurant:
         Miami, Florida                    -     174,336               -            -            -    174,336              -

      Denny's Restaurants:
         Marion, Ohio                      -     135,407         334,665            -            -    135,407        334,665
         Dundee, Michigan                  -     251,650               -      372,278            -    251,650        372,278

      Golden Corral Family
         Steakhouse Restaurants:
             Franklin, Indiana             -     107,560         586,375            -            -    107,560        586,375
             Streator, Illinois            -     161,616         650,934            -            -    161,616        650,934

      Jack in the Box Restaurant:
         San Antonio, Texas                -     352,957               -      368,702            -    352,957        368,702

      Pizza Hut Restaurants:
         Memphis, Texas                    -      26,510         231,874            -            -     26,510        231,874
         Carthage, Texas                   -      40,444         232,823            -            -     40,444        232,823
         Crystal City, Texas               -       8,826         178,570            -            -      8,826        178,570
         Sequin, Texas                     -      63,708         184,279            -            -     63,708        184,279
         Washington, D.C.                  -     191,737               -            -            -    191,737             (f)

      Shoney's Restaurants:
         Alexander City, Alabama           -     202,438         428,406            -            -    202,438        428,406
         Brookhaven, Mississippi           -     312,574         452,601            -            -    312,574        452,601
         Auburn, Alabama                   -     363,432         426,123            -            -    363,432        426,123
         Tampa, Florida                    -     316,697               -      894,659            -    316,697        894,659

      Taco Bell Restaurant:
         Edgewood, Maryland                -     440,355               -      523,478            -    440,355        523,478

                                                                                                                 Life on Which
                                                                                                                Depreciation in
                                                                                 Date                            Latest Income
                                                              Accumulated       of Con-         Date              Statement is
                                                 Total       Depreciation      struction      Acquired              Computed
                                              ----------   ----------------   ----------   -------------       ------------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Arby's Restaurants:
         Winchester, Indiana                    $855,554           $177,499      1988          07/88                   (b)
         Portland, Indiana                       845,859            194,694      1989          11/88                   (b)

      Boston Market Restaurant:
         Richmond, Virginia                    1,026,194             52,251      1996          12/96                   (b)

      Captain D's Restaurants:
         Alexander City, Alabama                 399,899            102,784      1988          12/88                   (b)
         Oak Ridge, Tennessee                    451,637            103,543      1988          12/88                   (b)

      Checkers Drive-In Restaurant:
         Miami, Florida                          174,336                 (g)        -          06/94                   (g)

      Denny's Restaurants:
         Marion, Ohio                            470,072             80,054      1989          10/88                   (h)
         Dundee, Michigan                        623,928            138,571      1988          10/88                   (b)

      Golden Corral Family
         Steakhouse Restaurants:
             Franklin, Indiana                   693,935            224,778      1988          06/88                   (b)
             Streator, Illinois                  812,550            245,909      1988          08/88                   (b)

      Jack in the Box Restaurant:
         San Antonio, Texas                      721,659            133,144      1989          11/88                   (b)

      Pizza Hut Restaurants:
         Memphis, Texas                          258,384             87,276      1985          09/88                   (b)
         Carthage, Texas                         273,267             87,633      1981          09/88                   (b)
         Crystal City, Texas                     187,396             67,212      1981          09/88                   (b)
         Sequin, Texas                           247,987             69,361      1974          09/88                   (b)
         Washington, D.C.                        191,737                  -      1986          01/89                   (d)

      Shoney's Restaurants:
         Alexander City, Alabama                 630,844            157,435      1988          12/88                   (b)
         Brookhaven, Mississippi                 765,175            166,367      1988          12/88                   (b)
         Auburn, Alabama                         789,555            156,635      1988          12/88                   (b)
         Tampa, Florida                        1,211,356            313,131      1989          02/89                   (b)

      Taco Bell Restaurant:
         Edgewood, Maryland                      963,833            189,761      1989          10/88                   (b)

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1999


                                                                              Costs Capitalized
                                                                                Subsequent to            Gross Amount at Which
                                                       Initial Cost              Acquisition         Carried at Close of Period (c)
                                                 -----------------------   -----------------------   ------------------------------
                                     Encum-                Buildings and    Improve-     Carrying             Buildings and
                                     brances      Land     Improvements      ments         Costs      Land    Improvements
                                     -------     ------    -------------   ----------   ----------   ------  ---------------
  Wendy's Old Fashioned
    Hamburger Restaurants:
      Detroit, Michigan                 -       192,813          462,793            -        -       192,813          462,793
      Mechanicsville, Virginia          -       346,627          502,117            -        -       346,627          502,117
      Tampa, Florida                    -       530,456          432,958            -        -       530,456          432,958
      Tampa, Florida                    -       476,755          368,405            -        -       476,755          368,405

  Other Restaurants:
    Corpus Christi, Texas               -       204,287                -      460,803        -       204,287          460,803
      Maywood, Illinois (i)             -       310,966                -      443,472        -       310,966          443,472
      Palm Bay, Florida                 -       469,927          365,128      310,676        -       469,927          675,804
    Topeka, Kansas (l)                  -       292,407          465,321            -        -       292,407          465,321
                                             ----------       ----------   ----------             ----------      -----------
                                             $7,244,512       $7,386,772   $4,599,784        -    $7,244,512      $11,986,556
                                             ==========       ==========   ==========   =======   ==========      ===========

Property of Joint Venture in
  Which the Partnership
  has a 51% Interest and
  has Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Holland, Michigan                 -    $  295,987                -   $  780,451        -    $  295,987      $   780,451
                                             ==========       ==========   ==========   =======   ==========      ===========

Property of Joint Venture in
  Which the Partnership
  has a 26.6% Interest and
  has Invested in Under an
  Operating Lease:
    Po Folks Restaurant:
      Titusville, Florida (j)           -    $  271,350                -   $  750,985        -    $  271,350      $   750,985
                                             ==========       ==========   ==========   =======   ==========      ===========

Property of Joint Venture in
  Which the Partnership
  has a 57% Interest and
  has Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                         $  183,229       $  192,857            -        -    $  183,229      $   192,857
                                             ==========       ==========   ==========   =======   ==========      ===========

Property of Joint Venture in
  Which the Partnership
  has a 96.1% Interest and
  has Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, Massachusetts             -    $  484,362                -            -        -    $  484,362               (f)
                                             ==========       ==========   ==========   =======   ==========

                                                                                                                 Life on Which
                                                                                                                Depreciation in
                                                                                 Date                            Latest Income
                                                              Accumulated       of Con-         Date              Statement is
                                                 Total       Depreciation      struction      Acquired              Computed
                                              ----------   ----------------   ----------   -------------       ------------------
  Wendy's Old Fashioned
    Hamburger Restaurants:
      Detroit, Michigan                          655,606            172,262      1983          10/88                   (b)
      Mechanicsville, Virginia                   848,744            185,505      1988          12/88                   (b)
      Tampa, Florida                             963,414            158,839      1984          12/88                   (b)
      Tampa, Florida                             845,160            135,157      1987          12/88                   (b)

  Other Restaurants:
    Corpus Christi, Texas                        665,090            171,217      1988          10/88                   (b)
      Maywood, Illinois (i)                      754,438            161,179      1988          09/88                   (b)
      Palm Bay, Florida                        1,145,731            246,857      1989          12/88                   (b)
    Topeka, Kansas (l)                           757,728            171,043      1988          12/88                   (b)
                                             -----------         ----------
                                             $19,231,068         $4,150,097
                                             ===========         ==========

Property of Joint Venture in
  Which the Partnership
  has a 51% Interest and
  has Invested in Under an
  Operating Lease:
    Denny's Restaurant:
      Holland, Michigan                      $ 1,076,438         $  290,501      1988          11/88                   (b)
                                             ===========         ==========

Property of Joint Venture in
  Which the Partnership
  has a 26.6% Interest and
  has Invested in Under an
  Operating Lease:
    Po Folks Restaurant:
      Titusville, Florida (j)                $ 1,022,335         $  262,930      1988          12/88                   (b)
                                             ===========         ==========

Property of Joint Venture in
  Which the Partnership
  has a 57% Interest and
  has Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                         $   376,086         $   64,340      1986          12/89                   (b)
                                             ===========         ==========

Property of Joint Venture in
  Which the Partnership
  has a 96.1% Interest and
  has Invested in Under an
  Operating Lease:
    KFC Restaurant:
      Auburn, Massachusetts                  $   484,362                  -      1989          05/89                   (d)
                                             ===========         ==========

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1999


                                                                                                Costs Capitalized
                                                                                                   Subsequent to
                                                                            Initial Cost            Acquisition
                                                         ---------------------------------- -----------------------------
                                              Encum-                       Buildings and       Improve-       Carrying
                                              brances        Land           Improvements         ments          Costs
                                          ------------------------------- ----------------- ---------------- ------------
Property of Joint Venture in
    Which the Partnership
    has a 68.87% Interest and has
    Invested in Under an Operating Lease:
        Denny's Restaurant:
             Kingsville, Texas (k)               -              $270,189                 -         $243,326            -
                                                         ================ ================= ================ ============

Property in Which the Partner-
    ship has a 53% Interest as
    Tenants-in-Common and
    has Invested in Under an Operating Lease:
        Golden Corral Family
             Steakhouse Restaurant:
                 Clinton, North Carolina         -              $138,382          $676,588                -            -
                                                         ================ ================= ================ ============

Property of Joint Venture
    in Which the Partnership has
    a 35.71% Interest and has
    Invested in Under an Operating Lease:

        IHOP Restaurant:
             Warren, Michigan                    -              $507,965          $889,080                -            -
                                                         ================ ================= ================ ============

Property in Which the Partnership
      has a 76% Interest as
      Tenants- in-Common and
      has Invested in Under an Operating Lease:

         Arby's Restaurant:
             Zephyrhills, Florida                -              $260,146          $441,434                -            -
                                                         ================ ================= ================ ============

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:
        Pizza Hut Restaurant:
             Washington, D. C.                   -                     -          $459,543                -            -

        Shoney's Restaurant:
             Punta Gorda, Florida                -               210,438           770,826           39,193            -
                                                         ---------------- ----------------- ---------------- ------------

                                                                $210,438        $1,230,369          $39,193            -
                                                         ================ ================= ================ ============

                                                            Gross Amount at Which
                                                         Carried at Close of Period (c)
                                              --------------------------------------------------------
                                                                  Buildings and                             Accumulated
                                                   Land            Improvements             Total           Depreciation
                                              --------------   ------------------   ------------------   ----------------
Property of Joint Venture in
    Which the Partnership
    has a 68.87% Interest and has
    Invested in Under an Operating Lease:
        Denny's Restaurant:
             Kingsville, Texas (k)                   $270,189            $243,326             $513,515            $12,807
                                              ===============     ===============        =============     ==============

Property in Which the Partner-
    ship has a 53% Interest as
    Tenants-in-Common and
    has Invested in Under an Operating Lease:
        Golden Corral Family
             Steakhouse Restaurant:
                 Clinton, North Carolina             $138,382            $676,588            $814,970            $88,826
                                              ===============    ================       =============     ==============

Property of Joint Venture
    in Which the Partnership has
    a 35.71% Interest and has
    Invested in Under an Operating Lease:

        IHOP Restaurant:
             Warren, Michigan                        $507,965            $889,080          $1,397,045            $38,405
                                              ===============    ================       =============     ==============

Property in Which the Partnership
      has a 76% Interest as
      Tenants- in-Common and
      has Invested in Under an Operating Lease:

         Arby's Restaurant:
             Zephyrhills, Florida                    $260,146            $441,434            $701,580            $13,532
                                              ===============    ================       =============     ==============

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:
        Pizza Hut Restaurant:
             Washington, D. C.                                -                   (f)                  (f)                (d)

        Shoney's Restaurant:
             Punta Gorda, Florida                            (f)                  (f)                  (f)                (e)

                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                  Date                                       Latest Income
                                                                 of Com-                     Date             Statement is
                                                                 struction                 Acquired             Computed
                                                               ------------              ------------        ---------------
Property of Joint Venture in
    Which the Partnership
    has a 68.87% Interest and has
    Invested in Under an Operating Lease:
        Denny's Restaurant:
             Kingsville, Texas (k)                                    1998                     10/88               (d)


Property in Which the Partner-
    ship has a 53% Interest as
    Tenants-in-Common and
    has Invested in Under an Operating Lease:
        Golden Corral Family
             Steakhouse Restaurant:
                 Clinton, North Carolina                              1996                     01/96               (b)


Property of Joint Venture
    in Which the Partnership has
    a 35.71% Interest and has
    Invested in Under an Operating Lease:

        IHOP Restaurant:
             Warren, Michigan                                         1998                     09/98               (b)


Property in Which the Partnership
      has a 76% Interest as
      Tenants- in-Common and
      has Invested in Under an Operating Lease:

         Arby's Restaurant:
             Zephyrhills, Florida                                     1990                     01/99               (b)


Properties the Partnership has
    Invested in Under Direct
    Financing Leases:
        Pizza Hut Restaurant:
             Washington, D. C.                                        1986                     01/89               (d)

        Shoney's Restaurant:
             Punta Gorda, Florida                                     1989                     02/89               (e)

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1999


                                                                                                    Costs Capitalized
                                                                                                      Subsequent to
                                                                  Initial Cost                         Acquisition
                                                       ------------------------------------  -------------------------------
                                          Encum-                           Buildings and        Improve-         Carrying
                                          brances            Land           Improvements          ments            Costs
                                      ---------------- ----------------- ------------------  ----------------   ------------

Property of Joint Venture in
   Which the Partnership has a
   96.1% Interest and has
   Invested in Under a Direct
   Financing Lease:
      KFC Restaurant:
         Auburn, Massachusetts               -                         -                 -          $434,947              -
                                                       ================= ==================  ================   ============

                                              Gross Amount at Which                                                  Life on Which
                                           Carried at Close of Period (c)                                           Depreciation in
                                    ------------------------------------------                   Date                Latest Income
                                                   Buildings and               Accumulated      of Con-       Date   Statement is
                                        Land       Improvements      Total     Depreciation    struction   Acquired    Computed
                                    ------------  --------------  ------------ -------------- ----------  ---------- --------------
Property of Joint Venture in
   Which the Partnership has a
   96.1% Interest and has
   Invested in Under a Direct
   Financing Lease:
      KFC Restaurant:
         Auburn, Massachusetts                -              (f)           (f)         (d)   1989         05/89               (d)

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------

                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997 are summarized as follows:


                                                                                                   Accumulated
                                                                             Cost                 Depreciation
                                                                    -------------------      --------------------
Properties the Partnership has Invested
 in Under Operating Leases:

  Balance, December 31, 1996                                                $22,128,551                $3,391,035
  Dispositions                                                                 (365,785)                       --
  Acquisitions                                                                  250,000                        --
  Depreciation expense                                                               --                   453,397
                                                                    -------------------      --------------------

  Balance, December 31, 1997                                                 22,012,766                 3,844,432
  Dispositions                                                               (2,781,698)                 (525,304)
  Depreciation expense                                                               --                   425,481
                                                                    -------------------      --------------------
  Balance, December 31, 1998                                                 19,231,068                 3,744,609
  Depreciation expense                                                               --                   405,488
                                                                    -------------------      --------------------
  Balance, December 31, 1999                                                $19,231,068                $4,150,097
                                                                    ===================      ====================

Property of Joint Venture in Which the Partnership has a 51% Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                                $ 1,076,438                $  212,456
  Depreciation expense                                                               --                    26,015
                                                                    -------------------      --------------------
  Balance, December 31, 1997                                                  1,076,438                   238,471
  Depreciation expense                                                               --                    26,015
                                                                    -------------------      --------------------
  Balance, December 31, 1998                                                  1,076,438                   264,486
  Depreciation expense                                                               --                    26,015
                                                                    -------------------      --------------------
  Balance, December 31, 1999                                                $ 1,076,438                $  290,501
                                                                    ===================      ====================

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

   NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION CONTINUED
   --------------------------------------------------------------------------

                               December 31, 1999


                                                                              Cost                 Depreciation
                                                                     --------------------     ---------------------
Property of Joint Venture in Which the Partnership has
 a 26.6% Interest and has Invested in Under an
 Operating Lease:

  Balance, December 31, 1996                                                   $1,022,335                  $200,263
  Depreciation expense                                                                 --                    25,033
                                                                     --------------------     ---------------------
  Balance, December 31, 1997                                                    1,022,335                   225,296
  Depreciation expense                                                                 --                    20,010
                                                                     --------------------     ---------------------
  Balance, December 31, 1998                                                    1,022,335                   245,306
  Depreciation expense                                                                 --                    17,624
                                                                     --------------------     ---------------------
  Balance, December 31, 1999 (j)                                               $1,022,335                  $262,930
                                                                     ====================     =====================

Property of Joint Venture in Which the Partnership has a 57% Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                                   $  376,086                  $ 45,053
  Depreciation expense                                                                 --                     6,429
                                                                     --------------------     ---------------------
  Balance, December 31, 1997                                                      376,086                    51,482
  Depreciation expense                                                                 --                     6,429
                                                                     --------------------     ---------------------
  Balance, December 31, 1998                                                      376,086                    57,911
  Depreciation expense                                                                 --                     6,429
                                                                     --------------------     ---------------------
  Balance, December 31, 1999                                                   $  376,086                  $ 64,340
                                                                     ====================     =====================

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                               December 31, 1999


                                                                                                         Accumulated
                                                                                Cost                     Depreciation
                                                                     ------------------------     ------------------------
Property of Joint Venture in Which the Partnership has
 a 35.71% Interest and has Invested in Under an
 Operating Lease:

Balance, December 31, 1997                                           $                     --     $                     --
  Acquisition                                                                       1,397,045                           --
  Depreciation expense                                                                     --                        8,769
                                                                     ------------------------     ------------------------
  Balance, December 31, 1998                                                        1,397,045                        8,769
  Depreciation expense                                                                     --                       29,636
                                                                     ------------------------     ------------------------
  Balance, December 31, 1999                                         $              1,397,045     $                 38,405
                                                                     ========================     ========================

Property of Joint Venture in Which the Partnership has a 96.1% Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                         $                484,362     $                     --
  Depreciation expense (d)                                                                 --                           --
                                                                     ------------------------     ------------------------
   Balance, December 31, 1997                                                         484,362                           --
  Depreciation expense (d)                                                                 --                           --
                                                                     ------------------------     ------------------------
   Balance, December 31, 1998                                                         484,362                           --
  Depreciation expense (d)                                                                 --                           --
                                                                     ------------------------     ------------------------
  Balance, December 31, 1999                                         $                484,362     $                     --
                                                                     ========================     ========================

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                               December 31, 1999


                                                                                                      Accumulated
                                                                             Cost                     Depreciation
                                                                  ------------------------     ------------------------
Property of Joint Venture in Which the Partnership has
 a 68.87% Interest and has Invested in Under an
 Operating Lease:

  Balance, December 31, 1996                                      $                270,189     $                     --
  Depreciation expense (d)                                                              --                           --
                                                                  ------------------------     ------------------------
  Balance, December 31, 1997                                                       270,189                           --
  Depreciation expense (d)                                                              --                           --
                                                                  ------------------------     ------------------------
  Balance, December 31, 1998 (k)                                                   270,189                           --
  Reclassified from net investment in direct
     financing lease                                                               243,326                           --
  Depreciation expense                                                                  --                       12,807
                                                                  ------------------------     ------------------------
  Balance, December 31, 1999 (h)                                  $                513,515     $                 12,807
                                                                  ========================     ========================

Property in Which the Partnership has a 53% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                      $                814,970     $                 21,168
  Depreciation expense                                                                  --                       22,552
                                                                  ------------------------     ------------------------
  Balance, December 31, 1997                                                       814,970                       43,720
  Depreciation expense                                                                  --                       22,553
                                                                  ------------------------     ------------------------
  Balance, December 31, 1998                                                       814,970                       66,273
  Depreciation expense                                                                  --                       22,553
                                                                  ------------------------     ------------------------
  Balance, December 31, 1999                                      $                814,970     $                 88,826
                                                                  ========================     ========================

Property in Which the Partnership has a 76% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

  Balance, December 31, 1998                                      $                     --     $                     --
  Acquisition                                                                      701,580                           --
  Depreciation expense                                                                  --                       13,532
                                                                  ------------------------     ------------------------
  Balance, December 31, 1999                                      $                701,580     $                 13,532
                                                                  ========================     ========================

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                               December 31, 1999


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $20,503,529 and $7,061,746, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(j) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording allowances for loss on land and building in the amount of $125,251 and $147,039 at December 31, 1998 and December 31, 1997,
     respectively. During 1997, the operator of this Property vacated the Property and ceased operations. The impairment at December 31, 1998, represents difference between the Property's carrying value and the estimated net realizable value of the Property. No additional impairment was recorded during 1999. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on land and building.

                            CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                               December 31, 1999


(k) For financial reporting purposes, the undepreciated cost of the Property in Kingsville, Texas, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $316,113 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of their lease agreement. The impairment at December 31, 1998, represented the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 15, 1999, and depreciated over the remaining life of approximately 19 years. The cost of land for this the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on land of $119,447.

(l) The restaurant on the Property in Topeka, Kansas, was converted to a Big Boy's restaurant in 1999.

                                 EXHIBIT INDEX


Exhibit Number
--------------

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