Form 10-Q
period 2000-03-31
CNL INCOME FUND IV LTD
filed 2000-05-11
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-2854435
------------------------------------              -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


  450 South Orange Avenue
     Orlando, Florida                                         32801
------------------------------------              -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                  -----------------------------


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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk

Part II.

     Other Information

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,               December 31,
                                                                                 2000                     1999
                                                                          -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $4,251,468 and
       $4,150,097, respectively                                                 $ 14,979,600             $ 15,080,971
   Net investment in direct financing leases                                       1,178,299                1,189,488
   Investment in joint ventures                                                    3,303,806                3,332,012
   Cash and cash equivalents                                                         718,517                  725,493
   Receivables, less allowance for doubtful accounts
       of $223,053 and $215,029, respectively                                         85,394                  141,675
   Prepaid expenses                                                                    3,722                   15,383
   Lease costs, less accumulated amortization of
       $27,315 and $26,113, respectively                                              27,829                   29,031
   Accrued rental income                                                             318,758                  314,266
                                                                          -------------------      -------------------

                                                                                $ 20,615,925             $ 20,828,319
                                                                          ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   38,258               $   91,074
   Accrued and escrowed real estate taxes payable                                     68,715                   63,585
   Distributions payable                                                             600,000                  600,000
   Due to related parties                                                            218,858                  241,509
   Rents paid in advance and deposits                                                 92,005                   64,792
                                                                          -------------------      -------------------
       Total liabilities                                                           1,017,836                1,060,960

   Partners' capital                                                              19,598,089               19,767,359
                                                                          -------------------      -------------------

                                                                                $ 20,615,925             $ 20,828,319
                                                                          ===================      ===================








See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                  2000                 1999
                                                                              --------------      ---------------
Revenues:
    Rental income from operating leases                                           $ 529,597            $ 496,533
    Earned income from direct financing leases                                       30,036               31,126
    Contingent rental income                                                          9,083                8,243
    Interest and other income                                                        25,899                9,918
                                                                              --------------      ---------------
                                                                                    594,615              545,820
                                                                              --------------      ---------------

Expenses:
    General operating and administrative                                             41,211               40,438
    Bad debt expense                                                                 13,955                   --
    Professional services                                                            15,607               10,000
    Real estate taxes                                                                 5,079                5,279
    State and other taxes                                                            17,422               15,395
    Depreciation and amortization                                                   102,573              102,531
    Transaction costs                                                                34,917               33,018
                                                                              --------------      ---------------
                                                                                    230,764              206,661
                                                                              --------------      ---------------

Income Before Equity in Earnings of Joint Ventures                                  363,851              339,159

Equity in Earnings of Joint Ventures                                                 66,879               73,674
                                                                              --------------      ---------------
                                                                              --------------      ---------------

Net Income                                                                        $ 430,730            $ 412,833
                                                                              ==============      ===============

Allocation of Net Income:
    General partners                                                              $   4,307            $   4,128
    Limited partners                                                                426,423              408,705
                                                                              --------------      ---------------

                                                                                  $ 430,730            $ 412,833
                                                                              ==============      ===============

Net Income per Limited Partner Unit                                                $   7.11             $   6.81
                                                                              ==============      ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                60,000               60,000
                                                                              ==============      ===============



See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   787,351            $  769,078
    Net income                                                                          4,307                18,273
                                                                           -------------------    ------------------
                                                                                      791,658               787,351
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              18,980,008            19,570,922
    Net income                                                                        426,423             1,809,086
    Distributions ($10.00 and $40.00 per
       limited partner unit, respectively)                                           (600,000 )          (2,400,000 )
                                                                           -------------------    ------------------
                                                                                   18,806,431            18,980,008
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 19,598,089          $ 19,767,359
                                                                           ===================    ==================



See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2000               1999
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 593,024          $ 564,831
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Investment in joint ventures                                                       --           (533,200 )
       Decrease in restricted cash                                                        --            533,598
       Payment of lease costs                                                             --            (15,600 )
                                                                               --------------    ---------------
                                                                               --------------    ---------------
              Net cash used in investing activities                                       --            (15,202 )
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (600,000 )         (600,000 )
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (600,000 )         (600,000 )
                                                                               --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                             (6,976 )          (50,371 )

Cash and Cash Equivalents at Beginning of Quarter                                    725,493            739,382
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                        $ 718,517          $ 689,011
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end
          of quarter                                                               $ 600,000          $ 600,000
                                                                               ==============    ===============



See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 38 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         During the quarters ended March 31, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $593,024 and $564,831, respectively. The increase in cash from operations for the quarter ended March 31, 2000 was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $718,517 invested in such short-term investments, as compared to $725,493 at December 31, 1999. The funds remaining at March 31, 2000 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $600,000 for each of the quarters ended March 31, 2000 and 1999, respectively. This represents distributions for each applicable quarter of $10.00 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,017,836 at March 31, 2000 from $1,060,960 at December 31, 1999, partially as a result of a decrease in accounts payable. The decrease was partially offset by an increase in rents paid in advance at March 31, 2000, as compared to December 31, 1999. Total liabilities at March 31, 2000, to the extent they exceed cash and cash equivalents at March 31, 2000, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2000 and 1999, the Partnership owned and leased 30 wholly owned Properties, generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $559,633 and $527,659, respectively, in rental income from operating leases and earned income from the direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 2000, as compared to March 31, 1999, was primarily attributable to the fact that during the quarter ended March 31, 2000, the Partnership collected and recognized as income approximately $78,500 in past due rental amounts from the guarantor of the former tenant of the Property in Palm Bay, Florida. The former tenant vacated the Property in October 1997. In February 1998, the Partnership entered into a new lease with a new tenant for this Property.

         The increase in rental and earned income was partially offset by a decrease of approximately $22,200 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, due to the fact that during the quarter ended March 31, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to two Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. No such allowance was recorded during the quarter ended March 31, 1999.

         The increase in rental and earned income was also partially offset by a decrease in rental and earned income of $19,500 due to the fact that the Partnership established an allowance for doubtful accounts for past due rental amounts relating to the Partnership's Property in Topeka, Kansas. The tenant of this Property vacated the Property in December 1999 and ceased making rental payments in accordance with the terms of the lease. The Partnership is currently seeking either a replacement tenant of purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         During the quarters ended March 31, 2000 and 1999, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $66,879 and $73,674, respectively, attributable to the net income earned by these joint ventures. Net income earned by joint ventures during the quarter ended March 31, 2000, was less than that earned during the quarter ended March 31, 1999, due to the fact that Auburn Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1999, to actual amounts received during the quarter ended March 31, 2000.

         Operating expenses, including depreciation and amortization, were $230,764 and $206,661 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000, was primarily due to the fact that during the quarter ended March 31, 2000, the Partnership recorded bad debt expense relating to past due rental amounts for the Partnership's Property in Topeka, Kansas. The tenant vacated this Property and ceased operations in December 1999. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

              On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

      27       Financial Data Schedule (Filed herewith.)

(b)  Reports on Form 8-K

     A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2000.


                                   CNL INCOME FUND IV, LTD.

                                   By: CNL REALTY CORPORATION
                                       General Partner


                                       By: /s/ James M. Seneff, Jr.
                                           ------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


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