Form 10-Q
period 2000-06-30
CNL INCOME FUND IV LTD
filed 2000-08-10
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                     June 30, 2000
                                          -------------------------------

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


                            CNL Income Fund IV, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2854435
----------------------------------              -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                   32801-3336
----------------------------------              -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 8-12

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         12

Part II.

     Other Information                                                    13-15

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              June 30,               December 31,
                                                                                2000                     1999
                                                                          -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated  depreciation  and  allowance  for loss on land
       and building                                                             $ 14,014,986         $ 15,080,971
   Net investment in direct financing leases                                       1,166,821            1,189,488
   Investment in joint ventures                                                    3,282,440            3,332,012
   Cash and cash equivalents                                                       1,782,300              725,493
   Receivables, less allowance for doubtful accounts
       of $212,069 and $215,029, respectively                                         56,237              141,675
   Prepaid expenses                                                                   12,943               15,383
   Lease costs, less accumulated amortization of
       $22,155 and $26,113, respectively                                               1,789               29,031
   Accrued rental income                                                             242,807              314,266
                                                                          -------------------      -------------------

                                                                                $ 20,560,323         $ 20,828,319
                                                                          ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   28,112         $     91,074
   Accrued and escrowed real estate taxes payable                                     85,964               63,585
   Distributions payable                                                             600,000              600,000
   Due to related parties                                                            317,663              241,509
   Rents paid in advance and deposits                                                 42,558               64,792
                                                                          -------------------      -------------------
       Total liabilities                                                           1,074,297            1,060,960

   Partners' capital                                                              19,486,02            19,767,359
                                                                          -------------------      -------------------

                                                                                $ 20,560,323         $ 20,828,319
                                                                          ===================      ===================


                    See accompanying notes to condensed financial statements.




                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                  Quarter Ended                     Six Months Ended
                                                                    June 30,                            June 30,
                                                             2000              1999              2000              1999
                                                          ------------      ------------     --------------    --------------
Revenues:
    Rental income from operating leases                     $ 498,982         $ 496,860         $1,028,579        $ 993,393
    Adjustments to accrued rental income                      (51,520 )              --            (51,520 )             --
    Earned income from direct financing leases                 29,747            30,864             59,783           61,990
    Contingent rental income                                    4,419            26,131             13,502           34,374
    Interest and other income                                   5,098             7,051             30,997           16,969
                                                          ------------      ------------     --------------    --------------
                                                              486,726           560,906          1,081,341        1,106,726
                                                          ------------      ------------     --------------    --------------

Expenses:
    General operating and administrative                       54,652            31,152             95,863           71,590
    Bad debt expense                                               --                --             13,955               --
    Professional services                                       8,031            11,364             23,638           21,364
    Real estate taxes                                          19,062             8,576             24,141           13,855
    State and other taxes                                         327                --             17,749           15,395
    Depreciation and amortization                             127,411           102,473            229,984          205,004
    Transaction costs                                          26,525            71,148             61,442          104,166
                                                          ------------      ------------     --------------    --------------
                                                              236,008           224,713            466,772          431,374
                                                          ------------      ------------     --------------    --------------

Income Before Equity in Earnings of Joint
    Ventures, Gain on Sale of Land and
    Building and Provision for Loss on Land
    and Building                                              250,718           336,193            614,569          675,352

Equity in Earnings of Joint Ventures                           72,251            72,942            139,130          146,616

Gain on Sale of Land and Building                             552,580                --            552,580               --

Provision for Loss on Land and Building                      (387,612 )              --           (387,612 )             --
                                                          ------------      ------------     --------------    --------------

Net Income                                                  $ 487,937         $ 409,135          $ 918,667        $ 821,968
                                                          ============      ============     ==============    ==============

Allocation of Net Income:
    General partners                                         $ (8,216 )         $ 4,091           $ (3,909 )       $  8,220
    Limited partners                                          496,153           405,044            922,576          813,748
                                                          ------------      ------------     --------------    --------------

                                                            $ 487,937         $ 409,135          $ 918,667        $ 821,968
                                                          ============      ============     ==============    ==============

Net Income Per Limited Partner Unit                           $  8.27           $  6.75           $  15.38         $  13.56
                                                          ============      ============     ==============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                          60,000            60,000             60,000           60,000
                                                          ============      ============     ==============    ==============


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                        Six Months Ended              Year Ended
                                                            June 30,                 December 31,
                                                              2000                       1999
                                                     -----------------------    -----------------------

General partners:
    Beginning balance                                           $   787,351              $  769,078
    Net income                                                       (3,909 )                18,273
                                                     -----------------------    -----------------------
                                                                    783,442                 787,351
                                                     -----------------------    -----------------------

Limited partners:
    Beginning balance                                            18,980,008              19,570,922
    Net income                                                      922,576               1,809,086
    Distributions ($20 and $40 per limited
       partner unit, respectively)                               (1,200,000 )            (2,400,000 )
                                                     -----------------------    -----------------------
                                                                 18,702,584              18,980,008
                                                     -----------------------    -----------------------

Total partners' capital                                        $ 19,486,026            $ 19,767,359
                                                     =======================    =======================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended
                                                                               June 30,
                                                                       2000               1999
                                                                  ---------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                         $1,167,482          $1,127,102
                                                                  ---------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                        1,089,325                  --
       Investment in joint venture                                            --            (533,200 )
       Decrease in restricted cash                                            --             533,598
       Payment of lease costs                                                 --             (15,600 )
                                                                  ---------------    ----------------
              Net cash provided by (used in) investing
                  activities                                           1,089,325             (15,202 )
                                                                  ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                              (1,200,000 )        (1,200,000 )
                                                                  ---------------    ----------------
              Net cash used in financing activities                   (1,200,000 )        (1,200,000 )
                                                                  ---------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                   1,056,807             (88,100 )

Cash and Cash Equivalents at Beginning of Period                         725,493             739,382
                                                                  ---------------    ----------------

Cash and Cash Equivalents at End of Period                            $1,782,300        $    651,282
                                                                  ===============    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                  $  32,850        $       --
                                                                  ===============    ================

       Distributions declared and unpaid at end
          of period                                                    $ 600,000        $    600,000
                                                                  ===============    ================



           See accompanying notes to condensed financial statements.





                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:



                                                           June 30,          December 31,
                                                             2000                1999
                                                      -------------------  -------------------

               Land                                         $  7,051,698         $ 7,244,512
               Buildings                                      11,523,764          11,986,556
                                                      -------------------  -------------------
                                                              18,575,462          19,231,068
               Less accumulated depreciation                  (4,172,864 )        (4,150,097  )
                                                      -------------------  -------------------
                                                              14,402,598          15,080,971
               Less allowance for loss on land and
               building                                         (387,612 )                --
                                                      -------------------  -------------------

                                                            $ 14,014,986        $ 15,080,971
                                                      ===================  ===================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         In June 2000, the Partnership sold its property in Detroit, Michigan to the tenant for $1,095,000 and received net sales proceeds of $1,089,325, resulting in a gain of $552,580 for financial reporting purposes. This property was originally acquired by the Partnership in October 1988 and had a cost of approximately $614,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $474,800 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,850 (see Note 3).

         In addition, at June 30, 2000, the Partnership recorded a provision for loss on land and building of $387,612 relating to the property in Palm Bay, Florida. The tenant of this property vacated the property and discontinued the payment of rent. The allowance represents the difference between the carrying value of the property at June 30, 2000, and the estimated net realizable value of the property.

3.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. For the quarter and six months ended June 30, 2000, the Partnership incurred $32,850 as a deferred, subordinated, real estate disposition fee as a result of the sale of a property (see Note 2). No deferred, subordinated, real estate disposition fees were incurred for the quarter and six months ended June 30, 1999.

4.       Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 2000 and 1999


5.       Subsequent Events:

         In July 2000, the Partnership sold its properties in Temple Terrace and Punta Gorda, Florida, to an unrelated third party for a total of approximately $2,353,600, resulting in a gain of approximately $582,100 for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 37 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,167,482 and $1,127,102 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash from operations for the six months ended June 30, 2000 was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In June 2000, the Partnership sold its Property in Detroit, Michigan, to the tenant for $1,095,000 and received net sales proceeds of $1,089,325, resulting in a gain of $552,580 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1988 and had a cost of approximately $614,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $474,800 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $32,850. The Partnership intends to distribute the majority of the net sales proceeds to the limited partners.

         In July 2000, the Partnership sold its Properties in Temple Terrace and Punta Gorda, Florida to an unrelated third party for a total of approximately $2,353,600, resulting in a gain of approximately $582,100 for financial reporting purposes. The Partnership intends to use the majority of the net sales proceeds to distribute to the limited partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $1,782,300 invested in such short-term investments, as compared to $725,493 at December 31, 1999. The increase in cash and cash equivalents was primarily due to the receipt of net sales proceeds from the sale of the Partnership's Property in Detroit, Michigan, as described above. The funds remaining at June 30, 2000, after payment of distributions and other liabilities will be distributed to the limited partners.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,074,297 at June 30, 2000 from $1,060,960 at December 31, 1999.
The general partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,200,000 for each of the six months ended June 30, 2000 and 1999 ($600,000 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each of the six months ended June 30, 2000 and 1999 of $20.00 per unit ($10.00 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000 and 1999, the Partnership owned and leased 30 wholly owned Properties (which included one Property sold in June 2000) generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,036,842 and $1,055,383, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $477,209 and $527,724 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in rental and earned income for the quarter and six months ended June 30, 2000 was partially due to the fact that in 1998 the tenant of the Property in Richmond, Virginia filed for bankruptcy and, during the quarter and six months ended June 30, 2000, rejected the lease relating to this Property, which was the only Property leased by this tenant. As a result, the tenant discontinued making rental payments on the rejected lease. In conjunction with the rejected lease, during the quarter and six months ended June 30, 2000, the Partnership reversed approximately $38,700 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for the vacant Property whose lease was rejected. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2000 was also due to the fact that the Partnership established an allowance for doubtful accounts of $19,500 and $39,000, respectively, for the quarter and six months ended June 30, 2000 for past due rental amounts relating to the Property in Topeka, Kansas. The tenant of this Property vacated the Property in December 1999 and discontinued making rental payments. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2000 was also attributable to the fact that in May 2000, the tenant of the Property in Palm Bay, Florida vacated the Property and discontinued making rental payments. As a result, during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts in the amount of $4,757 for past due rental amounts relating to this Property. In addition, during the quarter and six months ended June 30, 2000, the Partnership reversed approximately $12,830 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The decrease in rental and earned income during the six months ended June 30, 2000, was partially offset by the fact that during the six months ended June 30, 2000, the Partnership collected and recognized as income approximately $76,000 in past due rental amounts from the guarantor of the former tenant of the Property in Palm Bay, Florida, as compared to approximately $8,000 collected during the six months ended June 30, 1999.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2000, was partially offset by an increase of approximately $33,600 and $11,400, respectively, during the quarter and six months ended June 30, 2000 due to the fact that the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to its Properties in Dundee, Michigan and Marion, Ohio.

         During the six months ended June 30, 2000 and 1999, the Partnership also earned $13,502 and $34,374, respectively, in contingent rental income, $4,419 and $26,131 of which was earned during the quarters ended June 20, 2000 and 1999, respectively. The decrease in contingent rental income during the quarter and six months ended June 30, 2000 was primarily attributable to a decrease in gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         During the six months ended June 30, 2000 and 1999, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $139,130 and $146,616, respectively, $72,251 and $72,942 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Net income earned by joint ventures during the six months ended June 30, 2000, was less than that earned during the six months ended June 30, 1999, due to the fact that during the six months ended June 30, 2000, Auburn Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1999, to actual amounts received.

         Operating expenses, including depreciation and amortization, were $466,772 and $431,374 for the six months ended June 30, 2000 and 1999, respectively, of which $236,008 and $224,713 were incurred during the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially attributable to an increase in administrative expenses for servicing the Partnership and its Properties and real estate tax expense relating to the Property in Topeka, Kansas, for which the tenant defaulted under the terms of its lease agreement, as described above. The increase in operating expenses was also due to an increase in amortization expense due to the expensing the balance of unamortized lease costs relating to the Partnership's Property in Palm Bay, Florida, for which the tenant defaulted under the terms of its lease agreement, as described above. The Partnership has incurred and expects to incur operating expenses, such as repairs and maintenance, insurance and real estate taxes relating to these two Properties until they are sold or re-leased to new tenants. The general partners are currently seeking new tenants or purchasers for these Properties.

         The increase in operating expenses during the six months ended June 30, 2000 was also partially due to the fact that during the six months ended June 30, 2000, the Partnership recorded bad debt expense relating to past due rental amounts for the Property in Topeka, Kansas. The tenant vacated this Property and discontinued operations in December 1999. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property.

         The increase in operating expenses during the quarter and six months ended June 30, 2000, was partially offset by the fact that the Partnership incurred less transaction costs during the quarter and six months ended June 30, 2000, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described in "Termination of Merger" below.

         As a result of the sale of the Property in Detroit, Michigan, as described above in "Capital Resources," the Partnership recognized a gain of $552,580 for financial reporting purposes during the quarter and six months ended June 30, 2000. No Properties were sold during the quarter and six months ended June 30, 1999.

         During the quarter and six months ended June 30, 2000, the Partnership recorded a provision for loss on land and building of $387,612 for financial reporting purposes relating to the Property in Palm Bay, Florida. The tenant of this Property vacated the Property and discontinued payment of rents. The allowance represented the difference between the carrying value of the Property at June 30, 2000, and the estimated net realizable value of the Property. No such allowance was recorded during the quarter and six months ended June 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings", in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                   27     Financial Data Schedule (Filed herewith.)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2000.


                                         CNL INCOME FUND IV, LTD.

                                         By: CNL REALTY CORPORATION
                                             General Partner


                                             By:/s/ James M. Seneff, Jr.
                                                --------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Robert A. Bourne
                                                --------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)