Form 10-Q
period 2000-09-30
CNL INCOME FUND IV LTD
filed 2000-11-13
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                            59-2854435
---------------------------------------              ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


   450 South Orange Avenue
   Orlando, Florida                                         32801-3336
---------------------------------------              ------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                     ------------------------


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




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-8

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 9-14

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         14

Part II.

     Other Information                                                    15-16

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                    September 30,             December 31,
                                                                         2000                     1999
                                                                  -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated  depreciation  and  allowance  for loss
       on land and building                                             $ 13,041,591             $ 15,080,971
   Net investment in direct financing leases                                 344,057                1,189,488
   Investment in joint ventures                                            3,271,856                3,332,012
   Cash and cash equivalents                                               3,777,569                  725,493
   Receivables, less allowance for doubtful accounts
       of $272,118 and $215,029, respectively                                 56,360                  141,675
   Prepaid expenses                                                           14,319                   15,383
   Lease costs, less accumulated amortization of
       $22,534 and $26,113, respectively                                       1,410                   29,031
   Accrued rental income                                                     247,200                  314,266
                                                                  -------------------      -------------------

                                                                        $ 20,754,362             $ 20,828,319
                                                                  ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                     $     34,808             $     91,074
   Accrued and escrowed real estate taxes payable                            102,420                   63,585
   Distributions payable                                                   3,325,000                  600,000
   Due to related parties                                                    226,964                  241,509
   Rents paid in advance and deposits                                         13,732                   64,792
                                                                  -------------------      -------------------
       Total liabilities                                                   3,702,924                1,060,960

   Partners' capital                                                      17,051,438               19,767,359
                                                                  -------------------      -------------------

                                                                        $ 20,754,362             $ 20,828,319
                                                                  ===================      ===================



           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                    Nine Months Ended
                                                                September 30,                      September 30,
                                                             2000            1999              2000               1999
                                                         -------------    ------------     --------------     -------------
Revenues:
    Rental income from operating leases                      $372,013       $ 515,904        $ 1,400,592       $ 1,509,297
    Adjustment to accrued rental income                            --              --            (51,520 )              --
    Earned income from direct financing leases                 10,453          30,595             70,236            92,585
    Contingent rental income                                    1,741          30,685             15,242            65,059
    Interest and other income                                  28,914           7,288             59,912            24,257
                                                         -------------    ------------     --------------     -------------
                                                              413,121         584,472          1,494,462         1,691,198
                                                         -------------    ------------     --------------     -------------

Expenses:
    General operating and administrative                       49,805          31,987            146,938           103,577
    Bad debt                                                       --              --             12,685                --
    Professional services                                      12,727           6,665             36,365            28,029
    Real estate taxes                                          22,407           6,257             46,548            20,112
    State and other taxes                                          10           1,635             17,759            17,030
    Depreciation and amortization                              90,941         102,486            320,925           307,490
    Transaction costs                                              --          52,300             61,442           156,466
                                                         -------------    ------------     --------------     -------------
                                                              175,890         201,330            642,662           632,704
                                                         -------------    ------------     --------------     -------------

Income Before Equity in Earnings of Joint
    Ventures, Gain on Sale of Land and
    Buildings and Provision for Loss on Land
    and Building                                              237,231         383,142            851,800         1,058,494

Equity in Earnings of Joint Ventures                           71,069          69,847            210,199           216,463

Gain on Sale of Land and Buildings                            582,112              --          1,134,692                --

Provision for Loss on Land and Building                            --              --           (387,612 )              --
                                                         -------------    ------------     --------------     -------------

Net Income                                                   $890,412       $ 452,989        $ 1,809,079       $ 1,274,957
                                                         =============    ============     ==============     =============

Allocation of Net Income:
    General partners                                         $  6,368       $   4,529        $     2,459       $    12,749
    Limited partners                                          884,044         448,460          1,806,620         1,262,208
                                                         -------------    ------------     --------------     -------------

                                                             $890,412       $ 452,989        $ 1,809,079       $ 1,274,957
                                                         =============    ============     ==============     =============

Net Income Per Limited Partner Unit                          $  14.73       $    7.47        $     30.11       $     21.04
                                                         =============    ============     ==============     =============

Weighted Average Number of Limited Partner
    Units Outstanding                                          60,000          60,000             60,000            60,000
                                                         =============    ============     ==============     =============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                           Nine Months Ended                Year Ended
                                                             September 30,                 December 31,
                                                                 2000                          1999
                                                       --------------------------     -----------------------

General partners:
    Beginning balance                                               $    787,351                 $   769,078
    Net income                                                             2,459                      18,273
                                                       --------------------------     -----------------------
                                                                         789,810                     787,351
                                                       --------------------------     -----------------------

Limited partners:
    Beginning balance                                                 18,980,008                  19,570,922
    Net income                                                         1,806,620                   1,809,086
    Distributions ($75.42 and $40 per limited
       partner unit, respectively)                                    (4,525,000 )                (2,400,000 )
                                                       --------------------------     -----------------------
                                                                      16,261,628                  18,980,008
                                                       --------------------------     -----------------------

Total partners' capital                                            $  17,051,438               $  19,767,359
                                                       ==========================     =======================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                         September 30,
                                                                    2000               1999
                                                               ---------------    ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                      $1,409,168          $1,868,820
                                                               ---------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                     3,442,908                  --
       Investment in joint ventures                                        --            (533,200 )
       Decrease in restricted cash                                         --             533,598
       Payment of lease costs                                              --             (15,600 )
                                                               ---------------    ----------------

              Net cash provided by (used in) investing
                  activities                                        3,442,908             (15,202 )
                                                               ---------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                           (1,800,000 )        (1,800,000 )
                                                               ---------------    ----------------
              Net cash used in financing activities                (1,800,000 )        (1,800,000 )
                                                               ---------------    ----------------

Net Increase in Cash and Cash Equivalents                           3,052,076              53,618

Cash and Cash Equivalents at Beginning of Period                      725,493             739,382
                                                               ---------------    ----------------

Cash and Cash Equivalents at End of Period                         $3,777,569           $ 793,000
                                                               ===============    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                               $ 103,457           $      --
                                                               ===============    ================

       Distributions declared and unpaid at end
          of period                                                $3,325,000           $ 600,000
                                                               ===============    ================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                          September 30,        December 31,
                                                               2000                1999
                                                        -------------------  -------------------
               Land                                           $  6,529,801         $ 7,244,512
               Buildings                                        10,834,308          11,986,556
                                                        -------------------  -------------------
                                                                17,364,109          19,231,068
               Less accumulated depreciation                    (3,934,906 )        (4,150,097  )
                                                        -------------------  -------------------
                                                                13,429,203          15,080,971
               Less allowance for loss on land and
                  building                                        (387,612 )                --
                                                        -------------------  -------------------

                                                              $ 13,041,591        $ 15,080,971
                                                        ===================  ===================




                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         In June 2000, the Partnership sold its property in Detroit, Michigan to the tenant for $1,095,000 and received net sales proceeds of $1,089,325, resulting in a gain of approximately $552,600 for financial reporting purposes. This property was originally acquired by the Partnership in October 1988 and had a cost of approximately $614,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $474,800 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,850 (see Note 3).

         In July 2000, the Partnership sold its properties in Temple Terrace, Florida and Punta Gorda, Florida, to third party for $2,353,583 and received net sales proceeds of approximately $2,283,000 resulting in a gain of approximately $582,100 for financial reporting purposes. These properties were originally acquired by the Partnership in March of 1989 and had a cost of approximately $2,081,700 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $201,300 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $70,607. (see
         Note 3)

         During the nine months ended September 30, 2000, the Partnership recorded a provision for loss on land and building of $387,612 relating to the property in Palm Bay, Florida. The tenant of this property vacated the property and discontinued the payment of rent. The allowance represents the difference between the carrying value of the property at September 30, 2000, and the estimated net realizable value of the property.

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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Allocations and Distributions - Continued:

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

         During  the  nine  months  ended  September  30,  2000  and  1999,  the
         Partnership declared distributions to the limited partners of $4,525,000 and $1,800,000, respectively ($3,325,000 and $600,000 for the quarters ended September 30, 2000 and 1999, respectively.) This represents distributions of $75.42 and $30.00 per unit for the nine months ended September 30, 2000 and 1999, respectively ($55.42 and $10.00 per unit for the quarters ended September 30, 2000 and 1999, respectively.) Distributions for the nine months ended September 30, 2000, included $2,800,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the properties in Temple Terrace and Punta Gorda, Florida and Detroit, Michigan. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. For the quarter and nine months ended September 30, 2000, the Partnership incurred $103,457 as deferred, subordinated, real estate disposition fees as a result of the sale of properties (see Note
         2). No deferred, subordinated, real estate disposition fees were incurred for the quarter and nine months ended September 30, 1999.

5.       Termination of Merger

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 35 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,409,168 and $1,868,820 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000 was primarily a result of changes in revenues and expense as described below in "Results of Operations" and a change in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In June 2000, the Partnership sold its Property in Detroit, Michigan, to the tenant for $1,095,000 and received net sales proceeds of $1,089,325, resulting in a gain of approximately $552,600 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1988 and had a cost of approximately $614,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $474,800 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $32,850. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below.

         In July 2000, the Partnership sold its Properties in Temple Terrace and Punta Gorda, Florida to a third party for $2,353,583 and received net sales proceeds of approximately $2,283,000, resulting in a gain of $582,100 for financial reporting purposes. These Properties were originally acquired by the Partnership in March 1989 and had a cost of approximately $2,081,700, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for approximately $201,300 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred, real estate disposition fees of $70,607. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending distribution to limited partners, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $3,777,569 invested in such short-term investments, as compared to $725,493 at December 31, 1999. The increase in cash and cash equivalents was primarily due to the receipt of net sales proceeds from the sale of the Partnership's Properties as described above. The funds remaining at September 30, 2000, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership, including distributions payable, increased to $3,702,924 at September 30, 2000 from $1,060,960 at December 31, 1999. The increase in liabilities at September 30, 2000, as compared to December 31, 1999, was primarily attributable to accruing a special distribution of net sales proceeds of $2,800,000 from the sale of the Properties in Temple Terrace, Punta Gorda, Florida, and Detroit, Michigan as described above, payable to the limited partners at September 30, 2000. Liabilities at September 30, 2000, to the extent they exceed cash and cash equivalents at September 30, 2000, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans. The general partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

         Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2000, a portion of the proceeds received from the sale of the Properties described above, the Partnership declared distributions to limited partners of $4,525,000 and $1,800,000 for the nine months ended September 30, 2000 and 1999, respectively ($3,325,000 and $600,000 for the quarters ended September 30, 2000 and 1999, respectively.) This represents distributions of $75.42 and $30.00 per unit for the nine months ended September 30, 2000 and 1999, respectively ($55.42 and $10.00 for the quarters ended September 30, 2000 and 1999, respectively.) The distribution for the quarter ended September 30, 2000, included $2,800,000 of net sales proceeds from the sale of the Properties in Temple Terrace and Punta Gorda, Florida and Detroit, Michigan. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000 and 1999, the Partnership owned and leased 30 wholly owned Properties (which included three Properties sold in 2000) generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $1,419,308 and $1,601,882, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases, $382,466 and $546,499 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income for the quarter and nine months ended September 30, 2000 was partially due to a decrease in rental and earned income of approximately $28,700 during the quarter and nine months ended September 30, 2000, due to the fact that in 1998 the tenant of the Property in Richmond, Virginia filed for bankruptcy and, during the quarter and nine months ended September 30, 2000, rejected the lease relating to this Property, which was the only Property leased by this tenant. As a result, the tenant discontinued making rental payments on the rejected lease. In conjunction with the rejected lease, during the quarter and nine months ended September 30, 2000, the Partnership reversed approximately $38,700 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for the vacant Property whose lease was rejected. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2000 was also due to a decrease in rental and earned income of approximately $19,500 and $58,500, for the quarter and nine months ended September 30, 2000, respectively, due to the fact that in December 1999, the Property in Topeka, Kansas vacated the Property and discontinued making rental payments. The Partnership will not recognize any rental and earned income relating to this Property until the Partnership finds a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         Rental and earned income decreased during the quarter and nine months ended September 30, 2000 by approximately $20,000 due to the fact that in May 2000, the tenant of the Property in Palm Bay, Florida vacated the Property and discontinued making rental payments. In addition, during the nine months ended September 30, 2000, the Partnership reversed approximately $12,830 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the nine months ended September 30, 1999. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership will not recognize any rental and earned income relating to this Property until the Partnership finds a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The decrease in rental and earned income during the nine months ended September 30, 2000, was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $39,000 in past due rental amounts from the guarantor of the former tenant of the Property in Palm Bay, Florida.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2000, was partially offset by an increase of approximately $11,400 during the nine months ended September 30, 2000 due to the fact that the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to its Properties in Dundee, Michigan and Marion, Ohio.

         Rental and earned income also decreased by approximately $71,800 and $73,200, respectively, during the quarter and nine months ended September 30, 2000 due to the fact that in June 2000, the Partnership sold its Property in Detroit, Michigan and in July 2000 also sold its Properties in Temple Terrace and Punta Gorda, Florida, as described above in "Capital Resources."

         During the nine months ended September 30, 2000 and 1999, the Partnership also earned $15,242 and $65,059, respectively, in contingent rental income, $1,741 and $30,685 of which was earned during the quarters ended September 20, 2000 and 1999, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 2000 was primarily attributable to a decrease in gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         During the nine months ended September 30, 2000 and 1999, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $210,199 and $216,463, respectively, $71,069 and $69,847 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Net income earned by joint ventures during the nine months ended September 30, 2000, was less than that earned during the nine months ended September 30, 1999, due to the fact that during the nine months ended September 30, 2000, Auburn Joint Venture adjusted estimated contingent rental amounts accrued at December 31, 1999, to actual amounts received.

                  Operating expenses, including depreciation and amortization, were $642,662 and $632,704 for the nine months ended September 30, 2000 and 1999, respectively, of which $175,890 and $201,330 were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter ended September 30, 2000 was primarily attributable to, and the increase in operating expenses during the nine months ended September 30, 2000, was partially offset by the fact that the Partnership incurred less transaction costs during the quarter and nine months ended September 30, 2000, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described in "Termination of Merger" below. The decrease in operating expenses during the quarter ended September 30, 2000 was partially offset by, and the increase during the nine months ended September 30, 2000 was partially attributable to, an increase in administrative expenses for servicing the Partnership and its Properties and incurring expenses such as legal fees, insurance, real estate taxes and repairs and maintenance relating to the Properties in Topeka, Kansas and Palm Bay, Florida, for which the tenant defaulted under the terms of its lease agreements, as described above. The increase in operating expenses was also due to an increase in amortization expense due to the Partnership expensing the balance of unamortized lease costs relating to the Partnership's Property in Palm Bay, Florida, for which the tenant defaulted under the terms of its lease agreement, as described above. The Partnership has incurred and expects to incur operating expenses, such as repairs and maintenance, insurance and real estate taxes relating to these two Properties until they are sold or re-leased to new tenants. The general partners are currently seeking new tenants or purchasers for these Properties.

         The increase in operating expenses during the nine months ended September 30, 2000 was also partially due to the fact that during the nine months ended September 30, 2000, the Partnership recorded bad debt expense relating to past due rental amounts for the Property in Topeka, Kansas. The tenant vacated this Property and discontinued operations in December 1999. No such amounts were recorded during the nine months ended September 30, 1999. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property.

         As a result of the sale of the Properties in Temple Terrace and Punta Gorda, Florida, during the quarter and nine months ended September 30, 2000, as described above in "Capital Resources," the Partnership recognized a gain of approximately $582,100 for financial reporting purposes. During the nine months ended September 30, 2000, the Partnership sold a Property in Detroit, Michigan and recognized a gain of approximately $552,600 for financial reporting purposes. No Properties were sold during the quarter and nine months ended September 30, 1999.

         During the nine months ended September 30, 2000, the Partnership recorded a provision for loss on land and building of $387,612 for financial reporting purposes relating to the Property in Palm Bay, Florida. The tenant of this Property vacated the Property and discontinued payment of rents. The allowance represented the difference between the carrying value of the Property at September 30, 2000, and the estimated net realizable value of the Property. No such allowance was recorded during the nine months ended September 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


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

                27       Financial Data Schedule (Filed herewith.)

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                          CNL INCOME FUND IV, LTD.

                                          By: CNL REALTY CORPORATION
                                              General Partner


                                              By:/s/ James M. Seneff, Jr.
                                                 --------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                              By:/s/ Robert A. Bourne
                                                 --------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)