Form 10-K
period 2000-12-31
CNL INCOME FUND IV LTD
filed 2001-04-02
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to pay Partnership liabilities. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996 reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. During the year ended December 31, 1997, the Partnership sold its Property in Douglasville, Georgia. During the year ended December 31, 1998, the Partnership sold its Properties in Fort Myers, Florida and Union Township, Ohio and distributed the majority of the net sales proceeds to the limited partners as a special distribution. In addition, during the year ended December 31, 1998, the Partnership sold a Property in Leesburg, Florida and reinvested the majority of the net sales proceeds in a joint venture, Warren Joint Venture, to purchase and hold one restaurant Property, and sold a Property in Naples, Florida. During 1999, the Partnership reinvested the net sales proceeds received from the sale of the Property in Naples, Florida in a Property in Zephryhills, Florida, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 2000, the Partnership sold its Properties in Temple Terrace and Punta Gorda, Florida and Detroit, Michigan and distributed the majority of the net sales proceeds to the limited partners as a special distribution. In addition, during the year ended December 31, 2000, the Partnership sold a Property in Topeka, Kansas and intends to distribute to the investors the majority of the net sales proceeds. As a result of the above transactions, as of December 31, 2000, the Partnership owned 34 Properties. The 34 Properties include interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from five to 20 years (the average being 17 years), and expire between 2001 and 2021. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,100 to $126,600. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

         Generally, the leases of the Properties provide for two or four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 27 of the Partnership's 34 Properties also have been granted options to purchase Properties at the Property's then fair market value, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2000, the tenant of the Property in Palm Bay, Florida experienced financial difficulties and vacated the Property. The Partnership will not recognize rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenue resulting from the vacant Property could have an adverse effect of the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant of purchaser for the Property.

         In addition, during 1998, the tenant of the Property in Richmond, Virginia, filed for bankruptcy and in June 2000, rejected the lease relating to this Property. In December 2000, the Partnership entered into a new lease for this Property. In connection therewith, the tenant agreed to pay for all costs necessary to convert this Property into a different concept, conversion of which is expected to be completed in March 2001, at which time rent will commence. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In May 2000, the tenant of the Property in Franklin, Indiana terminated the lease and vacated the Property. In the same month, the Partnership entered into a new lease for this Property with a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2000, one lessee of the Partnership, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Shoney's, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, three Restaurant Chains, Shoney's, Denny's, and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental and earned income in 2000 (including the Partnership's share of the rental and earned income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is unable to re-lease the Property in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following separate joint venture arrangements, each to purchase and hold one Property: Holland Joint Venture with CNL Income Fund II, Ltd., Titusville Joint Venture with CNL Income Fund III, Ltd., Cocoa Joint Venture with CNL Income Fund V, Ltd., Auburn Joint Venture with CNL Income Fund VI, Ltd., Kingsville Real Estate Joint Venture with CNL Income Fund XII, Ltd., and Warren Joint Venture with CNL Income Fund VI, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

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

         In addition to the above joint venture arrangements, the Partnership entered into an agreement to hold a Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund VI, Ltd., CNL Income Fund X, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners; and an agreement to hold a Property in Zephyrhills, Florida, as tenants-in-common, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 53 percent and 76 percent interest in the Properties in Clinton, Tennessee and Zephyrhills, Florida, respectively. Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreements restrict each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Properties without first offering it for sale to the remaining parties to the agreement.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2000, the Partnership owned 34 Properties. Of the 34 Properties, 26 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and two are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 14,100 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

            State                          Number of Properties

            Alabama                                 3
            Florida                                 7
            Illinois                                2
            Indiana                                 3
            Maryland                                1
            Massachusetts                           1
            Michigan                                3
            Mississippi                             1
            North Carolina                          1
            Ohio                                    1
            Tennessee                               1
            Texas                                   7
            Virginia                                2
            Washington, D.C.                        1
                                             -----------------
            TOTAL PROPERTIES                        34
                                             =================

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 1,200 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $16,858,382 and $7,061,746, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

            Restaurant Chain               Number of Properties

            Arby's                                  3
            Boston Market                           1
            Captain D's                             2
            Checkers                                1
            Denny's                                 4
            Dunkin Donuts                           1
            Golden Corral                           3
            IHOP                                    1
            Jack in the Box                         1
            KFC                                     1
            Pizza Hut                               5
            Shoney's                                3
            Taco Bell                               1
            Waffle House                            1
            Wendy's                                 3
            Other                                   3
                                           ---------------------
            TOTAL PROPERTIES                        34
                                           =====================

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

         At December 31, 2000, 1999, 1998, 1997, and 1996, the Properties were 94%, 97%, 97%, 93%, and 98% occupied, respectively. The following is a schedule of the average rent per party for the years ended December 31:

                                       2000              1999               1998             1997              1996
                                   --------------    --------------     -------------    -------------     -------------

Rental Revenues (1)                  $ 2,255,228        $2,640,100       $ 2,544,386      $ 2,596,455       $ 2,815,542
Properties (2)                                32                37                36               37                40
Average Rent per Property              $  70,476         $  71,354         $  70,677        $  70,174         $  70,389

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                                   Percentage of
             Expiration Year        Number             Annual Rental               Gross Annual
                                   of Leases              Revenues                 Rental Income
             ----------------   ----------------    ---------------------    ----------------------

              2001                            1                $  40,800                   1.78%
              2002                            2                  130,473                   5.71%
              2003                           --                       --                      --
              2004                            1                   48,000                   2.10%
              2005                           --                       --                      --
              2006                           --                       --                      --
              2007                            1                  118,968                   5.20%
              2008                           14                  863,616                  37.77%
              2009                            4                  327,369                  14.32%
              2010                            1                   71,336                   3.12%
              Thereafter                      7                  685,811                  30.00%
                                      ----------            -------------           -------------
              Total (1)                      31              $ 2,286,373                 100.00%
                                      ==========            =============           =============

(1) Excludes three Properties which were vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenant as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Shoney's, Inc. leases three Shoney's restaurants and two Captain D's restaurants. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $62,400 (ranging from approximately $41,000 to $81,300).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 2,912 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfer of Units. The price paid for any Unit transferred pursuant to the Plan range from $405.10 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchasers and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                                     2000 (1)                              1999 (1)
                                        -----------------------------------    ----------------------------------
                                          High         Low        Average       High         Low        Average
                                        ----------   --------    ----------    --------    --------    ----------
      First Quarter                         $ 365       $365        $  365        $500        $500        $  500
      Second Quarter                          353        353           353         406         368           387
      Third Quarter                           328        185           317         413         295           366
      Fourth Quarter                          433        140           348         450         311           370

(1) A total of 262 and 374 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provision of the Partnership Agreement.

      For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $5,050,000 and $2,400,000, respectively, to the Limited Partners. Distributions for the year ended December 31, 2000 included $2,800,000 and as a result of the distribution of the net sales proceeds from the sale of the Properties in Detroit, Michigan, and Temple Terrace and Punta Gorda, Florida, to the Limited Partners. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distribution to the Limited Partners commencing in 2000. No amounts distributed to the partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

               Quarter Ended                   2000             1999
               -------------------         -------------    -------------
               March 31                       $ 600,000        $ 600,000
               June 30                          600,000          600,000
               September 30                   3,325,000          600,000
               December 31                      525,000          600,000

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)   Not applicable


Item 6.  Selected Financial Data

                                         2000           1999            1998            1997            1996
                                     -------------- --------------  --------------  --------------  --------------
Year ended December 31:
   Revenues (1)                        $ 2,138,240    $ 2,602,057     $ 2,285,696     $ 2,531,385     $ 2,820,295
   Net income (2)                        2,078,310      1,827,359       1,821,449       1,720,668       2,347,167
   Cash distributions
      declared (3)                       5,050,000      2,400,000       3,633,748       2,760,000       2,760,000
   Net income per Unit (2)                   34.64          30.15           30.15           28.42           38.75
   Cash distributions declared
      per Unit                               84.17          40.00           60.56           46.00           46.00

At December 31:
   Total assets                        $17,616,159    $20,828,319     $21,189,833     $23,309,888     $23,730,892
   Partners' capital                    16,795,669     19,767,359      20,340,000      22,152,299      22,897,631

(1) Revenues include equity in earnings (losses) of joint ventures and adjustments to accrued rental income.

(2) Net income for the years ended December 31, 2000 and 1997 include $92,397 and $6,652, respectively, from losses on the sale of assets and $387,612 and $70,337, respectively, for provisions for loss on assets. Net income for the years ended December 31, 2000, 1998, and 1996 includes $1,134,692, $226,024, and $221,390, respectively, from gains on the sale of assets.

(3) Distributions for the year ended December 31, 2000 and 1998 include a special distribution to the Limited Partners of $2,800,000 and $1,233,748, respectively, in net sales proceeds from the sale of four and two Properties in 2000 and 1998, respectively.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8. hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 34 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2000, 1999, and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,827,107, $2,401,313, and $2,362,320, respectively. The decrease in cash from operations during 2000, as compared to 1999, was primarily a result of changes in income and expenses, as described in "Results of Operations" below. The increase in cash from operations for 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998.

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

         In addition, in July 1998, the Partnership sold its Property in Leesburg, Florida for $565,000 and received net sales proceeds of $523,931, resulting in a total loss for financial reporting purposes of $135,509. Due to the fact that at December 31, 1997, the Partnership recorded a provision for loss on assets in the amount of $70,337 for this Property, the Partnership recognized the remaining loss of $65,172 for financial reporting purposes at July 1998, relating to the sale. In September 1998, the Partnership contributed the majority of the net sales proceeds from the sale of the Property in Leesburg, Florida to a joint venture, Warren Joint Venture, to purchase and hold one restaurant property. The Partnership has an approximate 36 percent interest in the profits and losses of Warren Joint Venture and the remaining interest in this joint venture is held by an affiliate of the General Partners.

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

         In June 2000, the Partnership sold its Property in Detroit, Michigan to the tenant for $1,095,000 and received net sales proceeds of $1,089,325, resulting in a gain of approximately $552,600 for financial reporting purposes. This Property was originally acquired by the Partnership in October 1988 and had a cost of approximately $614,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $474,800 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,850. In addition, in July 2000, the Partnership sold its Properties in Temple Terrace, Florida and Punta Gorda, Florida, to a third party for $2,353,583 resulting in a gain of approximately $582,100 for financial reporting purposes. These Properties were originally acquired by the Partnership in March of 1989 and had a cost of approximately $2,081,700 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Properties for approximately $271,900 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred subordinated real estate disposition fees of $70,068. In October 2000, the Partnership distributed $2,800,000 of the net sales proceeds from the sales of these Properties as a special distribution to the Limited Partners, as described below, and used the remaining net proceeds to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

         In November 2000, the Partnership sold its Property in Topeka, Kansas to a third party for $500,000 and received net sales proceeds of approximately $496,400, resulting in a loss of approximately $92,400 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,000. The Partnership intends to use the majority of the net sales proceeds to pay liabilities of the Partnership (including quarterly distributions to the Limited Partners).

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $1,366,871 invested in such short-term investments, as compared to $725,493 at December 31, 1999. The increase in the amount invested in short-term investments at December 31, 2000, as compared to December 31, 1999, is primarily attributable to the Partnership holding the net sales proceeds it received from the 2000 sale of the Property in Topeka, Kansas, as described above, pending distribution to the Limited Partners. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was 5.56% annually. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the years ended December 31, 2000 and 1998, net sales proceeds from the sale of Properties, the Partnership declared distributions to the Limited Partners of $5,050,000, $2,400,000, and $3,633,748, for the years ended December 31, 2000,
1999, and 1998, respectively. This represents distributions of $84, $40, and $61 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. Distributions for the years ended December 31, 2000 and 1998 included $2,800,000 and $1,233,748, respectively, as a result of the distribution of a portion of net sales proceeds from the sale of several Properties. The special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, they were applied to the Limited Partners' unpaid preferred return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing the quarter ended March 31, 1998 and the quarter ended September 30, 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         As of December 31, 2000 and 1999, the Partnership owed affiliates $8,556 and $195,846, respectively, for operating expenses and accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. In addition, during the years ended December 31, 2000 and 1998, the Partnership incurred $118,458 and $45,663, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         Amounts payable to other parties, including distributions payable, decreased to $647,813 at December 31, 2000, from $819,451 at December 31, 1999. The decrease in liabilities at December 31, 2000, was partially due to the amounts of transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Termination of Merger", and partially the result of the Partnership reducing distributions to the Limited Partners, as discussed above. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1998, the Partnership owned and leased 34 wholly owned Properties (including four Properties which were sold in 1998) and during 1999 and 2000, the Partnership owned and leased 30 wholly owned Properties (including four Properties which were sold in 2000). In addition, during 1998 and 1999, the Partnership was a co-venturer in six separate joint ventures that each owned and leased one Property and owned one Property with affiliates as tenants-in-common. In addition, during 1999 and 2000, the Partnership owned and leased one additional Property, with an affiliate of the General Partners, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 34 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $18,100 to $126,600. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $1,809,132, $2,132,891, and $2,231,513, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from its wholly owned Properties described above. The decrease in rental and earned income during 2000 and 1999, each as compared to the previous year, was partially attributable to a decrease in rental and earned income due to the sales of various Properties during 2000 and 1998. During 1998, the Partnership used the net sales proceeds from the sale of the Property in Douglasville, Georgia to fund renovation costs for two Properties and during 1999, used the net sales proceeds from the sale of a Property in Naples, Florida to acquire one Property in Zephryhills, Florida, held as tenants-in-common with affiliates of the General Partners, as described above in "Capital Resources." In addition, during 1998 and 2000, the Partnership distributed a portion of the net sales proceeds from the sale of several Properties to the Limited Partners, as described in "Short-Term Liquidity." Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 2000 and 1998 sales of Properties to the Limited Partners.

         In October 1998, the tenant of one Boston Market Property filed for bankruptcy, and in June 2000, rejected, the lease relating to this Property. As a result, the tenant discontinued making rental payments on the rejected lease. In conjunction with the rejected lease, during 2000, the Partnership reversed approximately $38,700 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments primarily recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during 1999 or 1998. In December 2000, the Partnership entered into a new lease with a new tenant for this Property with rental income expected to commence in March 2001.

         In addition, rental and earned income decreased during 2000 due to the fact that in May 2000, the tenant of the Property in Palm Bay, Florida vacated the Property and discontinued making rental payments. In addition, the Partnership reversed approximately $12,830 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during 1999 or 1998. The General Partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership will not recognize any rental and earned income relating to this Property until the Partnership finds a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The decrease in rental and earned income during 2000, was partially offset by the fact that during 2000, the Partnership collected and recognized as income approximately $39,000 in past due rental amounts from the guarantor of the former tenant of the Property in Palm Bay, Florida. The lost revenues from this vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for this Property.

         Rental and earned income also decreased by approximately $25,000 during 1999, as a result of the fact that, effective January 1, 1999, the Partnership amended the lease for the Property located in Edgewood, Maryland, to provide for reduced annual rental income.

         The decrease in rental and earned income during 2000 was partially offset by an increase of approximately $22,700 during 2000 due to the fact that the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to its Properties in Dundee, Michigan and Marion, Ohio.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $24,545, $126,521, and $83,377, respectively, in contingent rental income from the Partnership's Properties. The increase in contingent rental income during the year ended December 31, 1999, as compared to the year ended December 31, 1998, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income. The decrease during 2000, as compared to 1999, was partially attributable to (i) the Partnership adjusting estimated contingent rental amounts during 1999 and (ii) a decrease in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         For the years ended December 31, 1999, 1998, and 1997, the Partnership also recognized income of $234,317 and $303,223, and a loss of $90,144, respectively, attributable to net income earned or losses recognized by joint ventures in which the Partnership is a co-venturer. During 1997, the operator of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. For the years ended December 31, 2000, 1999, and 1998, Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) incurred expenses, which are fixed in nature, such as real estate taxes, insurance and maintenance. In addition, during 2000 and 1998, the joint venture established additional allowances for loss on land and building for its Property for approximately $227,100 and $125,300, respectively, for financial reporting purposes. The allowances represented the difference between the Property's carrying values at December 31, 2000 and 1998, respectively, and the estimated net realizable value of the Property. Titusville Joint Venture has ceased collection efforts on past due amounts. The joint venture will not recognize any rental income from this Property until a new tenant is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The joint venture is currently seeking a replacement tenant or purchaser for this Property.

         The increase in net income earned by joint ventures in 1999, as compared to 1998, was partially attributable to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 68.87% interest) established an allowance for loss on the land and net investment in the direct financing lease for its Property of approximately $316,000 during the year ended December 31, 1998 in accordance with its policy. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value of the Property. In addition, the joint venture increased its allowance for doubtful accounts by approximately $130,000 during 1998, for amounts due from this tenant deemed uncollectible in accordance with its collection policy. No such allowances were recorded during 2000 and 1999 relating to this Property. The increase in net income in 1999, as compared to 1998, is also partially attributable to the fact that in January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the General Partners ceased collection efforts on the past due amounts.

         In addition, the increase in net income earned by joint ventures during 1999, as compared to 1998, was partially attributable to the fact that, during 1998, the Partnership reinvested net sales proceeds from the 1998 sale of its Property in Leesburg, Florida in Warren Joint Venture, and during 1999, reinvested net sales proceeds from the 1998 sale of its Property in Naples, Florida in a Property in Zephyrhills, Florida, as tenants-in-common with affiliates of the General Partners, as described above in "Capital Resources."

         During the year ended December 31, 2000, one of the Partnership's lessees, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenant-in-common). As of December 31, 2000, Shoney's, Inc. was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during 2001. In addition, during the year ended December 31, 2000, three Restaurant Chains, Denny's, Shoney's and Wendy's, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $714,613, $774,698, and $690,271, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses for 2000, as compared to 1999, and the increase in operating expenses for 1999, as compared to 1998, was partially attributable to the amount of transaction costs that the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described in "Termination of Merger." The decrease during 2000 was partially due to, and the increase during 1999 was partially offset by, a decrease in depreciation expense which resulted from the sales of various Properties during 1998 and 2000.

         The decrease in operating expenses during 2000 was partially offset by the fact that during 2000, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Big Boy's Property located in Topeka, Kansas, due to financial difficulties the tenant was experiencing. No such allowance was recorded during 1999 or 1998.

         The decrease in operating expenses during 2000 was partially offset by an increase in real estate taxes and insurance expense relating to certain Properties. The Partnership is responsible for the proportionate share of real estate taxes and insurance expense for one of the two leases for the Property in Maywood, Illinois. In addition, during 2000, 1999, and 1998, the Partnership paid for a portion of the real estate taxes that are the responsibility of the other tenant of the Maywood Property, due to a shortage of amounts collected from the tenant for the payment of its proportionate share of real estate taxes. In addition, as a result of the former tenants of the Properties in Palm Bay and Leesburg, Florida defaulting under the terms of their leases, and the tenant of the Property in Richmond, Virginia rejecting its lease, the Partnership incurred certain expenses, such as real estate taxes, insurance, legal fees and maintenance expense relating to these Properties. The Partnership sold the Property in Leesburg, Florida in July 1998, therefore the Partnership does not anticipate incurring such expenses in future periods relating to this Property. In addition, in December 2000, the Partnership re-leased the Property in Richmond, Virginia to a new tenant. The new tenant is responsible for these expenses commencing March 2001, therefore the Partnership does not expect to incur these expenses relating to this Property after March 2001. However, the Partnership will continue to incur certain expenses, relating to the Property in Palm Bay, Florida, until the Property is sold or re-leased to a new tenant. The General Partners are currently seeking a new tenant or purchaser for this Property.

         The increase during 1999, as compared to 1998, is partially offset by the fact that, through a settlement agreement during 1999, the Partnership collected a portion of the amounts due from the former tenant that had been expensed by the Partnership for the Property in Palm Bay, Florida, as described above in "Capital Resources."

         As a result of the sale of three Properties during 2000, the Partnership recognized a total gain of $1,134,692 for financial reporting purposes during the year ended December 31, 2000. In addition, as a result of the sale of the Property in Topeka, Kansas, the Partnership recognized a loss for financial reporting purposes of $92,397 for the year ended December 31, 2000. As a result of the sales of four Properties during 1998, the Partnership recognized a total gain of $226,024 for financial reporting purposes during the year ended December 31, 1998. No Properties were sold during 1999.

         During 2000, the Partnership established an allowance for loss on assets in the amount of $387,612 for financial reporting purposes for the Property in Palm Bay, Florida. The tenant of this Property defaulted under the terms of its lease and vacated the Property. The allowance represented the difference between the Property's carrying value at December 31, 2000, and the estimated net realizable value for this Property based on an anticipated sales price. No such allowance was established during 1998 and 1999.

         The Partnership's leases as of December 31, 2000, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.

                         (A Florida Limited Partnership)



                                    CONTENTS





                                                                 Page

Report of Independent Certified Public Accountants                18

Financial Statements:

    Balance Sheets                                                19

    Statements of Income                                          20

    Statements of Partners' Capital                               21

    Statements of Cash Flows                                    22-23

    Notes to Financial Statements                               24-39

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund IV, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                     December 31,
                                                              2000                   1999
                                                       ------------------     ------------------
                               ASSETS

Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on assets                                       $ 12,385,122           $ 15,080,971
Net investment in direct financing leases                        339,689              1,189,488
Investment in joint ventures                                   3,197,510              3,332,012
Cash and cash equivalents                                      1,366,871                725,493
Receivables, less allowance for doubtful
   accounts of $301,517 and $215,029, respectively                45,144                141,675
Due from related parties                                          15,226                     --
Prepaid expenses                                                  14,076                 15,383
Lease costs, less accumulated amortization
   of $22,913 and $26,113, respectively                            1,031                 29,031
Accrued rental income                                            250,635                314,266
Other assets                                                         855                     --
                                                          ------------------     ----------------

                                                            $ 17,616,159           $ 20,828,319
                                                          ==================     ================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                          $  45,070              $  91,074
Accrued and escrowed real estate taxes payable                    48,508                 63,585
Distributions payable                                            525,000                600,000
Due to related parties                                           172,677                241,509
Rents paid in advance and deposits                                29,235                 64,792
                                                         ------------------     -----------------
        Total liabilities                                        820,490              1,060,960


Partners' capital                                             16,795,669             19,767,359
                                                        ------------------     ------------------

                                                            $ 17,616,159           $ 20,828,319
                                                        ==================     ==================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                   Year Ended December 31,
                                                         2000               1999                1998
                                                    ---------------    ---------------     --------------
Revenues:
   Rental income from operating leases                  $ 1,781,392        $ 2,009,987         $2,104,520
   Adjustments to accrued rental income                     (51,520)                --                 --
   Earned income from direct financing leases                79,260            122,904            126,993
   Contingent rental income                                  24,545            126,521             83,377
   Interest and other income                                 70,246             39,422             60,950
                                                    ---------------    ---------------     --------------
                                                          1,903,923          2,298,834          2,375,840
                                                    ---------------    ---------------     --------------
Expenses:
   General operating and administrative                     168,539            146,650            151,775
   Professional services                                     46,673             36,759             43,609
   Bad debt expense                                          12,685                 --                 --
   Real estate taxes                                         30,731             21,468             31,879
   State and other taxes                                     15,479             17,426             15,747
   Depreciation and amortization                            404,013            410,151            428,975
   Transaction costs                                         36,493            142,244             18,286
                                                    ---------------    ---------------     --------------
                                                            714,613            774,698            690,271
                                                    ---------------    ---------------     --------------
Income Before Equity in Earnings (Losses)
   of Joint Ventures, Gain on Sale of Assets
   and Provision for Loss on Assets                       1,189,310          1,524,136          1,685,569

Equity in Earnings (Losses) of Joint Ventures               234,317            303,223            (90,144)

Gain on Sale of Assets                                    1,042,295                 --            226,024

Provision for Loss on Assets                               (387,612)                --                 --
                                                    ---------------    ---------------     --------------

Net Income                                              $ 2,078,310        $ 1,827,359         $1,821,449
                                                    ===============    ===============     ==============

Allocation of Net Income:
   General partners                                         $    --          $  18,273        $    12,724
   Limited partners                                       2,078,310          1,809,086          1,808,725
                                                    ---------------    ---------------     --------------
                                                        $ 2,078,310        $ 1,827,359         $1,821,449
                                                    ===============    ===============     ==============

Net Income per Limited Partner Unit                       $   34.64          $   30.15         $    30.15
                                                    ===============    ===============     ==============

Weighted Average Number of Limited
   Partner Units Outstanding                                 60,000             60,000             60,000
                                                    ===============    ===============     ==============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998

                                      General Partners                                        Limited Partners
                                ---------------------------  -----------------------------------------------------------------------
                                                Accumulated                                 Accumulated   Syndication
                                Contributions    Earnings    Contributions  Distributions    Earnings        Costs         Total
                                ------------- -------------  -------------  -------------  -------------- ------------ -------------

Balance, December 31, 1997         $  557,804    $  198,550   $ 30,000,000  $ (25,207,963)  $ 20,043,908  $ (3,440,000) $22,152,299

   Distributions to limited
      partners ($61 per limited            --            --             --     (3,633,748)            --            --   (3,633,748)
      partner unit)
   Net income                              --        12,724             --             --       1,808,725           --    1,821,449
                                ------------- -------------  -------------  -------------  -------------- ------------  -----------

Balance, December 31, 1998            557,804       211,274     30,000,000    (28,841,711)     21,852,633   (3,440,000)  20,340,000

   Distributions to limited
      partners ($40 per limited
      partner unit)                        --            --             --      (2,400,000)            --           --   (2,400,000)
   Net income                              --        18,273             --              --      1,809,086           --    1,827,359
                                ------------- -------------  -------------  -------------- -------------- ------------  ------------

Balance, December 31, 1999            557,804       229,547     30,000,000     (31,241,711)    23,661,719   (3,440,000)  19,767,359

   Distributions to limited
      partners ($84 per limited
      partner unit)                        --            --             --      (5,050,000)            --           --   (5,050,000)
   Net income                              --            --             --              --      2,078,310           --    2,078,310
                                ------------- -------------  -------------  -------------- -------------- ------------  ------------

Balance, December 31, 2000         $  557,804    $  229,547   $ 30,000,000   $ (36,291,711)  $ 25,740,029 $ (3,440,000) $16,795,669
                                ============= =============  =============  ============== ============== ============  ============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                 2000           1999           1998
                                                           --------------  -------------  -------------

Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
        Cash received from tenants                            $ 1,972,961    $ 2,186,946    $ 2,351,732
        Distributions from joint ventures                         368,819        367,317        248,360
        Cash paid for expenses                                   (569,192)      (181,668)      (274,436)
        Interest received                                          54,519         28,718         36,664
                                                           --------------  -------------  -------------
           Net cash provided by operating
              activities                                        1,827,107      2,401,313      2,362,320
                                                           --------------  -------------  -------------

      Cash Flows from Investing Activities:
        Proceeds from sale of assets                            3,939,271             --      2,526,354
        Additions to land and buildings on
           operating leases                                            --             --       (275,000)
        Investment in joint ventures                                   --       (533,200)      (493,398)
        Decrease (increase) in restricted cash                         --        533,598       (533,598)
        Payment of lease costs                                         --        (15,600)          --
                                                           --------------  -------------  -------------
           Net cash provided by (used in) investing
              activities                                        3,939,271        (15,202)     1,224,358
                                                           --------------  -------------  -------------

      Cash Flows from Financing Activities:
        Distributions to limited partners                      (5,125,000)    (2,400,000)    (3,723,748)
                                                           --------------  -------------  -------------
           Net cash used in financing activities               (5,125,000)    (2,400,000)    (3,723,748)
                                                           --------------  -------------  -------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                    641,378        (13,889)      (137,070)

Cash and Cash Equivalents at Beginning of Year                    725,493        739,382        876,452
                                                           --------------  -------------  -------------

Cash and Cash Equivalents at End of Year                      $ 1,366,871     $  725,493     $  739,382
                                                           ==============  =============  =============

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                          Year Ended December 31,
                                                                2000                1999               1998
                                                           --------------    ----------------   ----------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                              $ 2,078,310         $ 1,827,359        $ 1,821,449
                                                           --------------    ----------------   ----------------
      Adjustments  to  reconcile  net income to
        net cash  provided by  operating
        activities:
           Depreciation                                           376,013             405,488            425,481
           Amortization                                            28,000               4,663              3,494
           Bad debt expense                                        12,685                  --                 --
           Equity in earnings of joint ventures,
              net of distributions                                134,502              64,094            338,504
           Gain on sale of assets                              (1,042,295)                 --           (226,024)
           Provision for loss on assets                           387,612                  --                 --
           Decrease (increase) in receivables                      83,846            (113,323)             8,607
           Increase in due from related parties                   (15,226)               --                 --
           Decrease (increase) in prepaid expenses                  1,307              (5,547)             1,279
           Decrease in net investment in direct
              financing leases                                     31,769              41,994             37,907
           Decrease (increase) in accrued rental
              income                                               35,367             (34,542)           (40,515)
           Increase in other assets                                  (855)                 --                 --
           Increase (decrease) in accounts
              payable and accrued expenses                        (46,004)             86,571            (55,404)
           Increase (decrease) in accrued and
              escrowed real estate taxes                          (15,077)             26,853             28,444
           Increase (decrease) in due to related
              parties                                            (187,290)             92,531              9,461
           Increase (decrease) in rents paid in
              advance and deposits                                (35,557)              5,172              9,637
                                                           --------------    ----------------   ----------------
                Total adjustments                                (251,203)            573,954            540,871
                                                           --------------    ----------------   ----------------

Net Cash Provided by Operating Activities                     $ 1,827,107         $ 2,401,313        $ 2,362,320
                                                           ==============    ================   ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Deferred real estate disposition fees incurred
        and unpaid at December 31                              $  118,458             $    --          $  45,663
                                                           ==============    ================   ================

      Distributions declared and unpaid at
        December 31                                            $  525,000          $  600,000         $  600,000
                                                           ==============    ================   ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

                                   Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:

         Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases - Continued:

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                             2000                 1999
                                       -----------------   ------------------

    Land                                       6,442,595          $ 7,244,512
    Buildings                                 10,163,786           11,986,556
                                       ------------------   -----------------
                                              16,606,381           19,231,068
    Less accumulated depreciation             (3,833,647)          (4,150,097)
                                       ------------------   -----------------
                                              12,772,734           15,080,971
    Less allowance for loss on assets           (387,612)                  --
                                       ------------------   -----------------

                                            $ 12,385,122         $ 15,080,971
                                       ==================   =================

         In June 2000, the Partnership sold its property in Detroit, Michigan to the tenant for $1,095,000 and received net sales proceeds of $1,089,325, resulting in a gain of approximately $552,600 for financial reporting purposes. This property was originally acquired by the Partnership in October 1988 and had a cost of approximately $614,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $474,800 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,850 (see Note 8).

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:

         In July 2000, the Partnership sold its properties in Temple Terrace, Florida and Punta Gorda, Florida, to a third party for $2,353,583 resulting in a gain of approximately $582,100 for financial reporting purposes. These properties were originally acquired by the Partnership in March of 1989 and had a cost of $2,081,700 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $271,900 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $70,608 (see Note 8).

         In November 2000, the Partnership sold its property in Topeka, Kansas to a third party for $500,000 and received net sales proceeds of approximately $496,400, resulting in a loss of approximately $92,400 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,000 (see Note 8).

         During 2000, the Partnership recorded a provision for loss on assets of $387,612 relating to the property in Palm Bay, Florida. The tenant of this property vacated the property and discontinued the payment of rent. The allowance represented the difference between the carrying value of the property at December 31, 2000, and the estimated net realizable value of the property.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized a loss of $35,346 (including $51,520 in reversals) and income of $34,542 and $40,515, respectively, of such rental income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                2001                               $ 1,519,388
                2002                                 1,512,739
                2003                                 1,391,174
                2004                                 1,407,263
                2005                                 1,412,921
                Thereafter                           6,617,214
                                             -----------------

                                                  $ 13,860,699
                                             =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                2000               1999
                                          ----------------   ----------------

      Minimum lease payments receivable          $ 429,981        $ 1,495,893
      Estimated residual values                    114,886            527,829
      Less unearned income                        (205,178)          (834,234)
                                          ----------------   ----------------

      Net investment in direct
         financing leases                       $  339,689        $ 1,189,488
                                          ================   ================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:

         During 2000, the Partnership sold its property in Punta Gorda, Florida, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see
         Note 3).

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                   2001                                    $   53,568
                   2002                                        53,568
                   2003                                        53,568
                   2004                                        53,568
                   2005                                        53,568
                   Thereafter                                 162,141
                                                    ------------------

                                                           $  429,981
                                                    ==================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         As of December 31, 2000, the Partnership had a 51 percent, 26.6%, 57 percent, 96.1%, 68.87%, and 35.71% interest in the profits and losses of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture and Warren Joint Venture, respectively, and a 53 percent and 76 percent interest in the profits and losses of properties in Clinton, North Carolina and Zephyrhills, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture and the Partnership and affiliates, as tenants-in-common, each owns and leases one property to an operator of national fast-food or family-style restaurants.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures- Continued:

         In January 1999, the Partnership invested $533,200 in a property in Zephyrhills, Florida as tenants-in-common with CNL Income Fund XVII, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2000, the Partnership had a 76 percent interest in the property.

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                     2000            1999
                                                 -------------  --------------

             Land and buildings on operating
                leases, less accumulated
                depreciation and allowance for
                loss on assets                    $ 4,866,583     $ 5,223,253
             Net investment in direct financing
                lease                                 358,308         371,740
             Cash                                      32,143          29,223
             Receivables                               20,345          13,544
             Prepaid expenses                           1,850              --
             Accrued rental income, less
                allowance for doubtful accounts       165,097         168,836
             Other assets                               1,402           3,644
             Liabilities                               56,461          44,425
             Partners' capital                      5,389,267       5,765,815
             Revenues                                 606,228         619,788
             Provision for loss on assets            (227,093 )            --
             Net income                               222,879         458,146

         The Partnership recognized income totaling $234,317 and $303,223, and a loss totaling $90,144 for the years ended December 31, 2000, 1999 and 1998, respectively, from these joint ventures.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of property, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners.

         Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the Partnership was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During each of the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $5,050,000, $2,400,000, and $3,633,748, respectively. Distributions for the year ended December 31, 1998 included $1,233,748 as a result of the distribution of net sales proceeds from the sale of the properties in Fort Myers, Florida and Union Township, Ohio. This amount was applied toward the limited partners' 10% Preferred Return. Distributions for the year ended December 31, 2000, included $2,800,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the properties in Temple Terrace and Punta Gorda, Florida and Detroit, Michigan. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                  2000             1999            1998
                                                              -------------   -------------   -------------

              Net income for financial reporting
                 purposes                                      $ 2,078,310      $ 1,827,359     $ 1,821,449

              Depreciation for tax reporting purposes in
                 excess of depreciation for financial
                 reporting purposes                                 (3,055)          (8,171)         (8,014)

              Allowance for loss on assets                         387,612               --              --

              Direct financing leases recorded as
                 operating leases for tax reporting
                 purposes                                           31,769           41,995          37,907

              Gain on sale of assets for financial
                 reporting purposes less than (in excess)
                 gain for tax reporting purposes                    89,247               --        (231,919)

              Capitalization (deduction) of transaction
                 costs for tax reporting purposes                 (160,530)         142,244          18,286

              Equity in  earnings  of joint  ventures
                 for  financial  reporting purposes less
                 than (in excess of) equity in earnings
                 of joint ventures for tax reporting
                 purposes                                           73,569          (76,060)        319,186

              Allowance for doubtful accounts                       86,488          (43,612)        (36,939)

              Accrued rental income                                 35,367          (34,542)        (40,515)

              Rents paid in advance                                (11,518)         (14,327)          9,137

              Other                                                     --               --             501
                                                              ------------    -------------   -------------

              Net income for federal income tax
                 purposes                                      $ 2,607,259      $ 1,834,886     $ 1,889,079
                                                              ============    =============   =============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions:

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

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2000, 1999 and 1998.

         The Advisor is also entitled to receive a deferred, subordinated, real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the years ended December 31, 2000 and 1998, the Partnership incurred $118,458 and $45,663, respectively, in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated, real estate disposition fees were incurred for the year ended December 31, 1999.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions - Continued:

         During the years ended December 31, 2000, 1999 and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $88,356, $107,553, and $94,365 for the years ended December 31, 2000, 1999 and 1998, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                2000              1999
                                          --------------    --------------

 Due to the Advisor:
    Expenditures incurred on
       behalf of the Partnership                  $   --         $ 122,830
    Accounting and administrative
       services                                    3,556            70,716
     Deferred, subordinated real
       estate disposition fee                    164,121            45,663
     Other                                         5,000             2,300
                                          --------------    --------------

                                               $ 172,677         $ 241,509
                                          ==============    ==============

9.       Concentration of Credit Risk:

         For the years ended December 31, 2000, 1999, and 1998, rental income from Shoney's, Inc. was $313,115, $347,088, and $413,755, respectively, representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners).

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Concentration of Credit Risk - Continued:

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

                                    2000              1999             1998
                               --------------    --------------   -------------

   Wendy's Old Fashioned
      Hamburger Restaurants        $ 386,618           442,195         437,896
   Shoney's                          327,448         $ 466,964        $541,175
   Denny's                           236,184               N/A             N/A


         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the chain did not represent more than ten percent of the Partnership's total rental and earned income.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999:

              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $661,494         $558,977          $484,190          $433,579       $ 2,138,240
         Net income                        430,730          487,937           890,412           269,231         2,078,310
         Net income per
             limited partner
             unit                             7.11             8.27             14.73              4.53             34.64

              1999 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $619,494         $633,848          $654,319          $694,396       $ 2,602,057
         Net income                        412,833          409,135           452,989           552,402         1,827,359
         Net income per
             limited partner
             unit                             6.81             6.75              7.47              9.11             30.15

         (1)  Revenues   include  equity  in  earnings  of  joint  ventures  and
         adjustments to accrued rental income.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.
Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

           Title of Class              Name of Partner          Percent of Class
           --------------              ---------------          ----------------

  General Partnership Interests       James M. Seneff, Jr.               45%
                                      Robert A. Bourne                   45%
                                      CNL Realty Corporation             10%
                                                                     --------
                                                                        100%
                                                                     ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.    Certain Relationships and Related Transactions

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and administrative
operating expenses                     the  lower of cost or 90  percent  of       services:  $88,356
                                       the   prevailing    rate   at   which
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $118,458
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates.                         of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property   is  sold  and  the  net sales
                                       proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report.

1. Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999 and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999 and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                  Notes to Financial Statements

2. Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

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

         (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2000 through December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                              CNL INCOME FUND IV, LTD.

                              By:        CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         --------------------------------------
                                         ROBERT A. BOURNE, President



                              By:        ROBERT A. BOURNE
                                         General Partner


                                         /s/ Robert A. Bourne
                                         --------------------------------------
                                         ROBERT A. BOURNE



                              By:        JAMES M. SENEFF, JR.
                                         General Partner


                                         /s/ James M. Seneff, Jr.
                                         --------------------------------------
                                         JAMES M. SENEFF, JR.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                    Title                                    Date

     /s/ Robert A. Bourne                 President, Treasurer and Director                March 28, 2001
     ---------------------------
     Robert A. Bourne                     (Principal Financial and Accounting
                                          Officer)

     /s/ James M. Seneff, Jr.             Chief Executive Officer and Director             March 28, 2001
     ---------------------------
     James M. Seneff, Jr.                 (Principal Executive Officer)


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1998         Allowance for
                  doubtful
                  accounts (a)        $ 295,580          $    --        $   26,370 (b)    $   3,303 (c)     $ 60,006     $ 258,641
                                  ==============  ===============  ================    =============     ============  ============
  1999        Allowance for
                  doubtful
                  accounts (a)        $ 258,641          $    --        $   18,765 (b)    $   7,167 (c)     $ 55,210     $ 215,029
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $ 215,029       $   28,953        $  153,383 (b)       $   --         $ 95,848     $ 301,517
                                  ==============  ===============  ================    =============     ============  ============


         (a) Deducted from receivables on the balance sheet.

         (b) Reduction of rental and other income.

         (c) Amounts written off as uncollectible.


                                                                                       Costs Capitalized
                                                                                       Subsequent to
                                                         Initial Cost                  Acquisition
                                            ----------------------------    ---------- ----------
                              Encum-                        Buildings and    Improve-     Carrying
                             brances           Land          Improvements     ments       Costs
                            -----------     ------------    ------------    -----------   -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurants:
      Winchester, Indiana       -              $287,769               -       $567,785         -
      Portland, Indiana         -               187,928               -        657,931         -

    Boston Market Restaurant:
      Richmond, Virginia                        504,169         522,025              -         -

    Captain D's Restaurants:
      Alexander City, Alabama   -               120,210         279,689              -         -
      Oak Ridge, Tennessee      -               169,951         281,686              -         -

    Checkers Drive-In Restaurant:
      Miami, Florida            -               174,336               -              -         -

    Denny's Restaurants:
      Marion, Ohio              -               135,407         334,665              -         -
      Dundee, Michigan          -               251,650               -        372,278         -

    Golden Corral Family
      Steakhouse Restaurants:
          Franklin, Indiana     -               107,560         586,375              -         -
          Streator, Illinois    -               161,616         650,934              -         -

    Jack in the Box Restaurant:
      San Antonio, Texas        -               352,957               -        368,702         -

    Pizza Hut Restaurants:
      Memphis, Texas            -                26,510         231,874              -         -
      Carthage, Texas           -                40,444         232,823              -         -
      Crystal City, Texas       -                 8,826         178,570              -         -
      Sequin, Texas             -                63,708         184,279              -         -
      Washington, D.C.          -               191,737               -              -         -

    Shoney's Restaurants:
      Alexander City, Alabama   -               202,438         428,406              -         -
      Brookhaven, Mississippi   -               312,574         452,601              -         -
      Auburn, Alabama           -               363,432         426,123              -         -

    Taco Bell Restaurant:
      Edgewood, Maryland        -               440,355               -        523,478         -


    Wendy's Old Fashioned
           Hamburger Restaurants:
                Mechanicsville, -irginia        346,627         502,117              -         -
                Tampa, Florida  -               530,456         432,958              -         -
                Tampa, Florida  -               476,755         368,405              -         -

    Other Restaurants:
             Corpus Christi, Tex-s              204,287               -        460,804         -
                Maywood, Illinoi- (i)           310,966               -        443,473         -
                Palm Bay, Florid- (m)           469,927         365,128        310,677         -
                                            ------------    ------------    -----------   -------

                                             $6,442,595      $6,458,658     $3,705,128         -
                                            ============    ============    ===========   =======

Property of Joint  Venture in Which
    the   Partnership   has  a  51%
    Interest  and has  Invested  in
    Under an Operating Lease:

      Denny's Restaurant:
           Holland, Michigan    -              $295,987               -       $780,451         -
                                            ============    ============    ===========   =======

Property of Joint  Venture in Which
    the  Partnership  has  a  26.6%
    Interest  and has  Invested  in
    Under an Operating Lease:

      Po Folks Restaurant:
           Titusville, Florida (-)             $271,350               -       $750,985         -
                                            ============    ============    ===========   =======

Property of Joint  Venture in Which
    the   Partnership   has  a  57%
    Interest  and has  Invested  in
    Under an Operating Lease:

      Waffle House Restaurant:
           Cocoa, Florida                      $183,229        $192,857              -         -
                                            ============    ============    ===========   =======

Property of Joint  Venture in Which
    the  Partnership  has  a  96.1%
    Interest  and has  Invested  in
    Under an Operating Lease:

      KFC Restaurant:
           Auburn, Massachusetts-              $484,362               -              -         -
                                            ============    ============    ===========   =======

Property of Joint  Venture in Which
    the  Partnership  has a  68.87%
    Interest  and has  Invested  in
    Under an Operating Lease:

      Denny's Restaurant:
           Kingsville, Texas (k)-              $270,189               -       $243,326         -
                                            ============    ============    ===========   =======

Property in Which the Partner- ship
    has   a   53%    Interest    as
    Tenants-in-Common    and    has
    Invested in Under an  Operating
    Lease:

      Golden Corral Family
           Steakhouse Restaurant:
               Clinton, North Ca-olina         $138,382        $676,588              -         -
                                            ============    ============    ===========   =======

Property of Joint  Venture in Which
    the  Partnership  has a  35.71%
    Interest  and has  Invested  in
    Under an Operating Lease:

      IHOP Restaurant:
           Warren, Michigan     -              $507,965        $889,080              -         -
                                            ============    ============    ===========   =======

Property in Which  the  Partnership
    has a 76%  Interest as Tenants-
    in-Common  and has  Invested in
    Under an Operating Lease:

      Arby's Restaurant:
          Zephyrhills, Florida  -              $260,146        $441,434              -         -
                                            ============    ============    ===========   =======

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

      Pizza Hut Restaurant:
           Washington, D. C.    -                     -        $459,543              -         -
                                            ============    ============    ===========   =======

Property of Joint Venture in
    Which the Partnership has a
    96.1% Interest and has Invested
    in Under a Direct Financing
    Lease:

      KFC Restaurant:
           Auburn, Massachusetts-                     -               -       $434,947         -
                                            ============    ============    ===========   =======




                      Gross Amount at Which                                              Life on Which
                 Carried at Close of Period (c)                                          Depreciation in
     -------------------------------------------                 Date                    Latest Income
                     Buildings and                 Accumulated   of Con-     Date        Statement is
        Land         Improvements      Total       Depreciation  struction  Acquired       Computed
     ------------    -----------    ------------   ----------    -------    --------     ------------





        $287,769       $567,785        $855,554     $198,190      1988       07/88           (b)
         187,928        657,931         845,859      218,379      1989       11/88           (b)


         504,169        522,025       1,026,194       69,651      1996       12/96           (b)


         120,210        279,689         399,899      112,106      1988       12/88           (b)
         169,951        281,686         451,637      112,932      1988       12/88           (b)


         174,336              -         174,336           (g)      -         06/94           (g)


         135,407        334,665         470,072       93,395      1989       10/88           (h)
         251,650        372,278         623,928      150,980      1988       10/88           (b)



         107,560        586,375         693,935      244,323      1988       06/88           (b)
         161,616        650,934         812,550      267,606      1988       08/88           (b)


         352,957        368,702         721,659      145,433      1989       11/88           (b)


          26,510        231,874         258,384       95,004      1985       09/88           (b)
          40,444        232,823         273,267       95,393      1981       09/88           (b)
           8,826        178,570         187,396       73,164      1981       09/88           (b)
          63,708        184,279         247,987       75,503      1974       09/88           (b)
         191,737             (f)        191,737            -      1986       01/89           (d)


         202,438        428,406         630,844      171,714      1988       12/88           (b)
         312,574        452,601         765,175      181,453      1988       12/88           (b)
         363,432        426,123         789,555      170,838      1988       12/88           (b)


         440,355        523,478         963,833      207,210      1989       10/88           (b)




         346,627        502,117         848,744      202,241      1988       12/88           (b)
         530,456        432,958         963,414      173,270      1984       12/88           (b)
         476,755        368,405         845,160      147,437      1987       12/88           (b)


         204,287        460,804         665,091      186,592      1988       10/88           (b)
         310,966        443,473         754,439      176,168      1988       09/88           (b)
         469,927        675,805       1,145,732      264,665      1989       12/88           (b)
     ------------    -----------    ------------   ----------

      $6,442,595     $10,163,786    $16,606,381    $3,833,647
     ============    ===========    ============   ==========








        $295,987       $780,451      $1,076,438     $316,516      1988       11/88           (b)
     ============    ===========    ============   ==========








        $271,350       $750,985      $1,022,335     $279,866      1988       12/88           (b)
     ============    ===========    ============   ==========








        $183,229       $192,857        $376,086      $70,779      1986       12/89           (b)
     ============    ===========    ============   ==========








        $484,362             (f)       $484,362            -      1989       05/89           (d)
     ============                   ============   ==========








        $270,189       $243,326        $513,515      $25,614      1988       10/88           (d)
     ============    ===========    ============   ==========









        $138,382       $676,588        $814,970     $111,379      1996       01/96           (b)
     ============    ===========    ============   ==========








        $507,965       $889,080      $1,397,045      $68,041      1998       09/98           (b)
     ============    ===========    ============   ==========







        $260,146       $441,434        $701,580      $28,734      1990       01/99           (b)
     ============    ===========    ============   ==========






               -             (f)             (f)          (d)     1986       01/89           (d)
     ============








               -             (f)             (f)          (d)     1989       05/89           (d)




                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


     (a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998 are summarized as follows:

                                                                                           Accumulated
                                                                           Cost            Depreciation
                                                                      ----------------   -----------------
         Properties the Partnership has Invested
           in Under Operating Leases:

              Balance, December 31, 1997                                 $ 22,012,766        $  3,844,432
              Dispositions                                                 (2,781,698 )          (525,304 )
              Depreciation expense                                                 --             425,481
                                                                      ----------------   -----------------

              Balance, December 31, 1998                                   19,231,068           3,744,609
              Depreciation expense                                                 --             405,488
                                                                      ----------------   -----------------

              Balance, December 31, 1999                                   19,231,068           4,150,097
              Dispositions                                                 (2,624,687 )          (692,463 )
              Depreciation expense                                                 --             376,013
                                                                      ----------------   -----------------

              Balance, December 31, 2000                                 $ 16,606,381        $  3,833,647
                                                                      ================   =================

         Property of Joint Venture in Which the Partnership has a 51% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1997                                 $  1,076,438         $   238,471
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 1998                                    1,076,438             264,486
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 1999                                    1,076,438             290,501
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 2000                                 $  1,076,438         $   316,516
                                                                      ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION CONTINUED

                                December 31, 2000

                                                                                            Accumulated
                                                                            Cost            Depreciation
                                                                       ----------------   -----------------
          Property of Joint Venture in Which the Partnership has
            a 26.6% Interest and has Invested in Under an
            Operating Lease:

               Balance, December 31, 1997                                 $  1,022,335         $   225,296
               Depreciation expense                                                 --              20,010
                                                                       ----------------   -----------------

               Balance, December 31, 1998                                    1,022,335             245,306
               Depreciation expense                                                 --              17,624
                                                                       ----------------   -----------------

               Balance, December 31, 1999 (j)                                1,022,335             262,930
               Depreciation expense                                                 --              16,936
                                                                       ----------------   -----------------

               Balance, December 31, 2000 (j)                             $  1,022,335         $   279,866
                                                                       ================   =================

          Property of Joint Venture in Which the Partnership has a 57% Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1997                                  $   376,086         $    51,482
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 1998                                      376,086              57,911
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 1999                                      376,086              64,340
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                  $   376,086         $    70,769
                                                                       ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                            Accumulated
                                                                            Cost            Depreciation
                                                                       ----------------   -----------------
          Property of Joint Venture in Which the Partnership has
            a 35.71% Interest and has Invested in Under an
            Operating Lease:

               Balance, December 31, 1997                                     $     --            $     --
               Acquisition                                                   1,397,045                  --
               Depreciation                                                         --               8,769
                                                                       ----------------   -----------------

               Balance, December 31, 1998                                    1,397,045               8,769
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 1999                                    1,397,045              38,405
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                 $  1,397,045         $    68,041
                                                                       ================   =================

          Property of Joint Venture in Which the Partnership has a 96.1% Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1997                                  $   484,362            $     --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 1998                                      484,362                  --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 1999                                      484,362                  --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                  $   484,362            $     --
                                                                       ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                   -----------------   -----------------
       Property of Joint Venture in Which the Partnership has
         a 68.87% Interest and has Invested in Under an
         Operating Lease:

            Balance, December 31, 1997                                  $   270,189            $     --
            Depreciation expense (d)                                             --                  --
                                                                   -----------------   -----------------

            Balance, December 31, 1998 (k)                                  270,189                  --
            Reclassified from net investment in direct
                financing lease                                             243,326                  --
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 1999 (h)                                  513,515              12,807
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 2000                                  $   513,515         $    25,614
                                                                   =================   =================

       Property in Which the Partnership has a 53% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                                  $   814,970         $    43,720
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 1998                                      814,970              66,273
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 1999                                      814,970              88,826
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 2000                                  $   814,970         $   111,379
                                                                   =================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                   -----------------   -----------------

       Property in Which the Partnership has a 76% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                     $     --            $     --
            Acquisition                                                     701,580                  --
            Depreciation expense                                                 --              13,532
                                                                   -----------------   -----------------

            Balance, December 31, 1999                                      701,580              13,532
            Depreciation                                                         --              15,202
                                                                   -----------------   -----------------

            Balance, December 31, 2000                                  $   701,580         $    28,734
                                                                   =================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $16,858,382 and $7,061,746, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2000


(j) For financial reporting purposes, the undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording allowances for loss on assets in the amount of $125,251 and $147,039 at December 31, 1998 and December 31, 1997, respectively. During 1997, the operator of this Property vacated the Property and ceased operations. The impairment at December 31, 1998, represented the difference between the Property's carrying value and the estimated net realizable value of the Property. No additional impairment was recorded during 1999. During 2000, the Partnership recognized an additional impairment by recording allowances for loss on assets in the amount of $227,093. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowances for loss on assets.

(k) For financial reporting purposes, the undepreciated cost of the Property in Kingsville, Texas, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $316,113 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of their lease agreement. The impairment at December 31, 1998, represented the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 15, 1999, and depreciated over the remaining life of approximately 19 years. The cost of land for this the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

(l) For financial reporting purposes, the undepreciated cost of the Property in Palm Bay, Florida, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on the assets in the amount of $387,612 for the year ended December 31, 2000. The impairment at December 31, 2000, represented the difference between the Property's carrying value and the estimated of the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

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