Form 10-Q
period 2001-03-31
CNL INCOME FUND IV LTD
filed 2001-05-14
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-2854435
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                                  32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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




                                                                       Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements          5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             7-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                       10

Part II.

     Other Information                                               11-12

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,               December 31,
                                                                                 2001                     2000
                                                                          -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less accumulated depreciation of
       $3,917,469 and $3,833,647, respectively, and less allowance for
       loss on assets of $387,612 in 2001 and 2000                              $ 12,301,300             $ 12,385,122
   Net investment in direct financing leases                                         335,204                  339,689
   Investment in joint ventures                                                    3,186,162                3,197,510
   Cash and cash equivalents                                                       1,255,520                1,366,871
   Receivables, less allowance for doubtful accounts
       of $311,110 and $301,517, respectively                                         83,877                   45,144
   Due from related parties                                                           12,647                   15,226
   Prepaid expenses                                                                   12,845                   14,076
   Lease costs, less accumulated amortization of
       $23,770 and $22,913, respectively                                              21,424                    1,031
   Accrued rental income                                                             254,215                  250,635
   Other assets                                                                          855                      855
                                                                          -------------------      -------------------

                                                                                $ 17,464,049             $ 17,616,159
                                                                          ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   63,324               $   45,070
   Accrued and escrowed real estate taxes payable                                     34,347                   48,508
   Distributions payable                                                             975,000                  525,000
   Due to related parties                                                            225,062                  172,677
   Rents paid in advance and deposits                                                 43,525                   29,235
                                                                          -------------------      -------------------
       Total liabilities                                                           1,341,258                  820,490

   Partners' capital                                                              16,122,791               16,795,669
                                                                          -------------------      -------------------

                                                                                $ 17,464,049             $ 17,616,159
                                                                          ===================      ===================
See accompanying notes to condensed financial statments.






                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                    2001                 2000
                                                                               ---------------      ---------------
Revenues:
    Rental income from operating leases                                             $ 375,447            $ 529,597
    Earned income from direct financing leases                                          8,907               30,036
    Contingent rental income                                                           11,164                9,083
    Interest and other income                                                          67,311               25,899
                                                                               ---------------      ---------------
                                                                                      462,829              594,615
                                                                               ---------------      ---------------

Expenses:
    General operating and administrative                                               91,602               41,211
    Bad debt expense                                                                    9,868               13,955
    Professional services                                                              19,357               15,607
    Real estate taxes                                                                   3,897                5,079
    State and other taxes                                                              24,805               17,422
    Depreciation and amortization                                                      84,679              102,573
    Transaction costs                                                                      --               34,917
                                                                               ---------------      ---------------
                                                                                      234,208              230,764
                                                                               ---------------      ---------------

Income Before Equity in Earnings of Joint Ventures                                    228,621              363,851

Equity in Earnings of Joint Ventures                                                   73,501               66,879
                                                                               ---------------      ---------------
                                                                               ---------------      ---------------

Net Income                                                                          $ 302,122            $ 430,730
                                                                               ===============      ===============

Allocation of Net Income:
    General partners                                                                   $   --               $   --
    Limited partners                                                                  302,122              430,730
                                                                               ---------------      ---------------

                                                                                    $ 302,122            $ 430,730
                                                                               ===============      ===============

Net Income per Limited Partner Unit                                                  $   5.04             $   7.18
                                                                               ===============      ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                  60,000               60,000
                                                                               ===============      ===============


See accompanying notes to condensed financial stattements.



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   787,351            $  787,351
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      787,351               787,351
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              16,008,318          $ 18,980,008
    Net income                                                                        302,122             2,078,310
    Distributions ($16.25 and $84.17 per
       limited partner unit, respectively)                                           (975,000 )          (5,050,000 )
                                                                           -------------------    ------------------
                                                                                   15,335,440            16,008,318
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 16,122,791          $ 16,795,669
                                                                           ===================    ==================
See accompanying notes to condensed financial statements.





                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2001               2000
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 434,899          $ 593,024
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Payment of lease costs                                                        (21,250 )               --
                                                                               --------------    ---------------

              Net cash used in investing activities                                  (21,250 )               --
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (525,000 )         (600,000 )
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (525,000 )         (600,000 )
                                                                               --------------    ---------------

Net Decrease in Cash and Cash Equivalents                                           (111,351 )           (6,976 )

Cash and Cash Equivalents at Beginning of Quarter                                  1,366,871            725,493
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                       $1,255,520          $ 718,517
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end
          of quarter                                                               $ 975,000          $ 600,000
                                                                               ==============    ===============

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Allocations and Distributions:
         -----------------------------

         During the quarters ended March 31, 2001 and 2000, the Partnership declared distributions to the limited partners of $975,000 and $600,000, respectively. Distributions for the quarter ended March 31, 2001, included $450,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Topeka, Kansas. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $450,000 was applied toward the limited partners' 10% Preferred Return. As a result of the sales of several properties in 2000, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended September 30, 2000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                               2001               2000
                                           --------------    ---------------

                     Shoney's, Inc.               78,100             78,100
                     Tampa Foods, L.P.            50,329                N/A

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                           2001               2000
                                                                       --------------    ---------------

                     Wendy's Old Fashioned
                         Hamburger Restaurants                              $ 65,976           $109,791
                     Shoney's                                                 56,241            110,868
                     Denny's                                                  56,226                N/A
                     Golden Corral Family Steakhouse
                         Restaurants                                          53,457                N/A
                     Pizza Hut                                                49,419                N/A
                     Arby's                                                   48,828                N/A


         The information denoted by N/A indicates that for each period presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 34 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $434,899 and $593,024, during the quarters ended March 31, 2001 and 2000, respectively. The decrease in cash from operations for the quarter ended March 31, 2001 was primarily a result of changes in the Partnership's income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,255,520 invested in such short-term investments, as compared to $1,366,871 at December 31, 2000. The funds remaining at March 31, 2001, will be used to pay distributions and other liabilities of the Partnership.

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


         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the quarter ended March 31, 2001, net proceeds from the 2000 sale of the Property in Topeka, Kansas, as described below, the Partnership declared distributions to limited partners of $975,000 and $600,000 for the quarters ended March 31, 2001 and 2000, respectively. This represents distributions of $16.25 and $10.00 per unit for the quarters ended March 31, 2001 and 2000, respectively. Distributions for the quarter ended March 31, 2001, included a special distribution of $450,000, as a result of the distribution of net sales proceeds from the 2000 sale of the Property in Topeka, Kansas. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of several Properties in 2000, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expense remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended September 30, 2000. No distributions have been made to the general partners to date. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,341,258 at March 31, 2001, from $820,490 at December 31, 2000, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $450,000 from the 2000 sale of the Property in Topeka, Kansas, payable to the limited partners at March 31, 2001. Total liabilities at March 31, 2001, to the extent they exceed cash and cash equivalents at March 31, 2001, will be paid from future cash from operations, and, in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 30 wholly owned Properties (including four Properties which were sold during 2000) and during the quarter ended March 31, 2001, the Partnership owned and leased 26 wholly owned Properties, generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $384,354 and $559,633, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to the fact that during the quarter ended March 31, 2000, the Partnership collected and recognized as income approximately $78,500 in past due rental amounts from the guarantor of the former tenant of the Property in Palm Bay, Florida. The former tenant vacated the Property in October 1997. In February 1998, the Partnership entered into a new lease with a new tenant for this Property. No such amounts were collected during the quarter ended March 31, 2001. In addition, the decrease in rental and earned income during the quarter ended March 31, 2001, was partially due to the fact that in May 2000, the new tenant vacated the Property and discontinued making rental payments. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership will not recognize any rental and earned income relating to this Property until the Partnership finds a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The lost revenues from this vacant Property could have an adverse effect on the result of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner.

         The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was also partially attributable to the fact that the Properties in Detroit, Michigan; Topeka, Kansas; and Punta Gorda and Temple Terrace, Florida were sold in 2000. Rental and earned income are expected to remain at reduced amounts as a result of distributing these net sales proceeds to the limited partners.

         The decrease in rental and earned income was also partially due to a decrease of $29,600 in rental and earned income relating to the Partnership's Property in Richmond, Virginia. The tenant of this Property filed for bankruptcy and rejected the lease in June 2000. In December 2000, the Partnership entered into a new lease with a new tenant for this Property, for which rental payments commenced in March 2001.

         The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially offset by an increase in rental and earned income due to the fact that during the quarter ended March 31, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts in accordance with the Partnership's policy, relating to the Properties in Dundee, Michigan and Marion, Ohio. No such allowance was established during the quarter ended March 31, 2001.

         During the quarter ended March 31, 2001, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the quarter ended March 31, 2001, six restaurant chains, Denny's, Shoney's, Wendy's Old Fashioned Hamburger Restaurants, Golden Corral Family Steakhouse Restaurants, Arby's, and Pizza Hut, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these six restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $234,208 and $230,764 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001 was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. The increase in operating expenses, during the quarter ended March 31, 2001, was partially offset by a decrease in depreciation expense due to the fact that the Partnership sold four Properties in 2000.

         The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was also partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $34,917 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


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

                      (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


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