Form 10-Q
period 2001-06-30
CNL INCOME FUND IV LTD
filed 2001-08-09
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund IV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-2854435
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               450 South Orange Avenue
                  Orlando, Florida                                  32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                           (407) 540-2000
                                        --------------------------------


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



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,               December 31,
                                                                                 2001                     2000
                                                                          -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance for
       loss on assets                                                           $ 11,568,338             $ 12,385,122
   Net investment in direct financing leases                                         330,598                  339,689
   Investment in joint ventures                                                    3,155,896                3,197,510
   Cash and cash equivalents                                                       1,075,756                1,366,871
   Receivables, less allowance for doubtful accounts
       of $320,042 and $301,517, respectively                                         54,008                   45,144
   Due from related parties                                                           12,700                   15,226
   Prepaid expenses                                                                   17,740                   14,076
   Lease costs, less accumulated amortization of
       $24,390 and $22,913, respectively                                              20,804                    1,031
   Accrued rental income                                                             260,161                  250,635
   Other assets                                                                          755                      855
                                                                          -------------------      -------------------

                                                                                $ 16,496,756             $ 17,616,159
                                                                          ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   28,104               $   45,070
   Accrued and escrowed real estate taxes payable                                     31,663                   48,508
   Distributions payable                                                             525,000                  525,000
   Due to related parties                                                            234,926                  172,677
   Rents paid in advance and deposits                                                 36,656                   29,235
                                                                          -------------------      -------------------
       Total liabilities                                                             856,349                  820,490

   Commitment (Note 7)

   Partners' capital                                                              15,640,407               16,795,669
                                                                          -------------------      -------------------

                                                                                $ 16,496,756             $ 17,616,159
                                                                          ===================      ===================
See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                      Quarter Ended                Six Months Ended
                                                                        June 30,                       June 30,
                                                                  2001            2000            2001           2000
                                                               ------------    ------------   -------------  -------------
Revenues:
    Rental income from operating leases                          $ 385,344       $ 498,982       $ 760,791     $1,028,579
    Adjustments to accrued rental income                                --         (51,520 )            --        (51,520 )
    Earned income from direct financing leases                       8,786          29,747          17,693         59,783
    Contingent rental income                                        19,227           4,419          30,391         13,502
    Interest and other income                                        7,652           5,098          74,963         30,997
                                                               ------------    ------------   -------------  -------------
                                                                   421,009         486,726         883,838      1,081,341
                                                               ------------    ------------   -------------  -------------

Expenses:
    General operating and administrative                            66,761          54,652         158,363         95,863
    Bad debt expense                                                    --              --           9,868         13,955
    Professional services                                            9,528           8,031          28,885         23,638
    Real estate taxes                                                3,062          19,062           6,959         24,141
    State and other taxes                                            2,356             327          27,161         17,749
    Depreciation and amortization                                   82,673         127,411         167,352        229,984
    Transaction costs                                                   --          26,525              --         61,442
                                                               ------------    ------------   -------------  -------------
                                                                   164,380         236,008         398,588        466,772
                                                               ------------    ------------   -------------  -------------

Income Before Equity in Earnings of Joint Ventures,
    Gain (Loss) on Sale of Assets and Provision for
    Loss on Assets                                                 256,629         250,718         485,250        614,569

Equity in Earnings of Joint Ventures                                58,596          72,251         132,097        139,130

Gain (Loss) on Sale of Assets                                      (93,792 )       552,580         (93,792 )      552,580

Provision for Loss on Assets                                      (178,817 )      (387,612 )      (178,817 )     (387,612 )
                                                                                              -------------  -------------
                                                               ------------    ------------

Net Income                                                        $ 42,616       $ 487,937       $ 344,738      $ 918,667
                                                               ============    ============   =============  =============

Allocation of Net Income:
    General partners                                                $   --          $   --          $   --         $   --
    Limited partners                                                42,616         487,937         344,738        918,667
                                                               ------------    ------------   -------------  -------------

                                                                  $ 42,616       $ 487,937       $ 344,738      $ 918,667
                                                               ============    ============   =============  =============

Net Income per Limited Partner Unit                               $   0.71        $   8.13        $   5.75      $   15.31
                                                               ============    ============   =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                               60,000          60,000          60,000         60,000
                                                               ============    ============   =============  =============
See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                         Six Months Ended            Year Ended
                                                                             June 30,               December 31,
                                                                               2001                     2000
                                                                      ------------------------    ------------------

General partners:
    Beginning balance                                                            $    787,351            $  787,351
    Net income                                                                             --                    --
                                                                      ------------------------    ------------------
                                                                                      787,351               787,351
                                                                      ------------------------    ------------------

Limited partners:
    Beginning balance                                                              16,008,318            18,980,008
    Net income                                                                        344,738             2,078,310
    Distributions ($25.00 and $84.17 per
       limited partner unit, respectively)                                         (1,500,000 )          (5,050,000 )
                                                                      ------------------------    ------------------
                                                                                   14,853,056            16,008,318
                                                                      ------------------------    ------------------

Total partners' capital                                                        $   15,640,407          $ 16,795,669
                                                                      ========================    ==================

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2001               2000
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $ 840,135         $1,167,482
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                  390,000          1,089,325
       Payment of lease costs                                                        (21,250 )               --
                                                                               --------------    ---------------

              Net cash provided by investing activities                              368,750          1,089,325
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,500,000 )       (1,200,000 )
                                                                               --------------    ---------------
              Net cash used in financing activities                               (1,500,000 )       (1,200,000 )
                                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (291,115 )        1,056,807

Cash and Cash Equivalents at Beginning of Period                                   1,366,871            725,493
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $1,075,756         $1,782,300
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred and
          unpaid at end of period                                                   $ 11,700           $ 32,850
                                                                               ==============    ===============

       Distributions declared and unpaid at end
          of period                                                                $ 525,000          $ 600,000
                                                                               ==============    ===============
See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Land and Building on Operating Leases:
     -------------------------------------

         Land and building on operating leases consisted of the following at:


                                                                   June 30,         December 31, 2000
                                                                     2001
                                                               ------------------   ------------------

                Land                                                 $ 6,238,308          $ 6,442,595
                Buildings                                              9,702,982           10,163,786
                                                               ------------------   ------------------
                                                                      15,941,290           16,606,381
                Less accumulated depreciation                         (3,806,523 )         (3,833,647 )
                                                               ------------------   ------------------
                                                                      12,134,767           12,772,734
                Less allowance for loss on assets                       (566,429 )           (387,612 )
                                                               ------------------   ------------------

                                                                    $ 11,568,338         $ 12,385,122
                                                               ==================   ==================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Building on Operating Leases - Continued:
         -------------------------------------------------

         As of December 31, 2000, the Partnership recorded a provision for loss on assets of $387,612 for financial reporting purposes relating to the property in Palm Bay, Florida. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the property at December 31, 2000 and the estimated net realizable value for the property. During the six months ended June 30, 2001, the Partnership increased the allowance by $178,817 to $566,429. The adjusted allowance represented the difference between the carrying value of the property at June 30, 2001 and the estimated net sales proceeds from the sale of the property based on a sales contract with an unrelated third party (see Note 7).

         In June 2001, the Partnership sold its property in Corpus Christi, Texas to an unrelated third party and received net sales proceeds of $390,000, resulting in a loss of $93,792 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred subordinated, real estate disposition fee of $11,700 (see Note
         5).

4.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:


                                                                           2001               2000
                                                                       --------------    ---------------

                     Shoney's, Inc.                                         $169,479           $151,181
                     Tampa Foods, L.P.                                        99,468                N/A


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                           2001               2000
                                                                       --------------    ---------------

                     Wendy's Old Fashioned
                         Hamburger Restaurants                              $154,248           $220,898
                     Denny's                                                 120,068                N/A
                     Shoney's                                                117,837            210,810
                     Golden Corral Family Steakhouse
                         Restaurants                                         104,522                N/A



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

5.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2001, the Partnership incurred a deferred, subordinated , real estate disposition fee of $11,700 as a result of the sale of a property (see Note 3).



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


6.       Allocations and Distributions:
         -----------------------------

         During the six months ended June 30, 2001 and 2000, the Partnership declared distributions to the limited partners of $1,500,000 and $1,200,000 ($525,000 and $600,000 for the quarters ended June 30, 2001 and 2000), respectively. This represents distributions of $25.00 and $20.00 per unit for the six months ended June 30, 2001 and 2000, respectively ($8.75 and $10.00 for the quarters ended June 30, 2001 and 2000, respectively). Distributions for the six months ended June 30, 2001, included $450,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Topeka, Kansas. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $450,000 was applied toward the limited partners' 10% Preferred Return. As a result of the sales of several properties in 2000, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended September 30, 2000. No distributions were made to the general partners for the quarter and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

7.       Commitment:
         ----------

         In June 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in Palm Bay, Florida. At June 30, 2001, the Partnership established a provision for loss on assets related to the anticipated sale of this property (see Note 3). As of July 31, 2001, the sale had not occurred.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 33 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $840,135 and $1,167,482, during the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001 was primarily a result of changes in the Partnership's income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2001.

         In June 2001, the Partnership sold its Property in Corpus Christi, Texas, to an unrelated third party and received net sales proceeds of $390,000, resulting in a loss of $93,792 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $11,700. The Partnership intends to distribute the majority of the net sales proceeds to the limited partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $1,075,756 invested in such short-term investments, as compared to $1,366,871 at December 31, 2000. The funds remaining at June 30, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the six months ended June 30, 2001, net sales proceeds from the 2000 sale of the Property in Topeka, Kansas, the Partnership declared distributions to limited partners of $1,500,000 and $1,200,000 for the six months ended June 30, 2001 and 2000,
($525,000 and $600,000 for the quarters ended June 30, 2001 and 2000), respectively. This represents distributions of $25.00 and $20.00 per unit for the six months ended June 30, 2001 and 2000, respectively, ($8.75 and $10.00 for the quarters ended June 30, 2001 and 2000, respectively). Distributions for the six months ended June 30, 2001, included a special distribution of $450,000, as a result of the distribution of net sales proceeds from the 2000 sale of the Property in Topeka, Kansas. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of several Properties in 2000, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expense remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended September 30, 2000. No distributions were made to the general partners for the quarter and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $856,349 at June 30, 2001, from $820,490 at December 31, 2000, primarily as a result of an increase in amounts due to related parties at June 30, 2001, as compared to December 31, 2000. The increase in liabilities at June 30, 2001, as compared to December 31, 2001 was partially offset by a decrease in accounts payable at June 30, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In June 2001, the Partnership entered into an agreement with an unrelated third party to sell the Property in Palm Bay, Florida. As of June 30, 2001, the Partnership had established a provision for loss on assets relating to the anticipated sale of this Property, as described below in "Results of Operations". As of July 31, 2001, the sale had not occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership owned and leased 30 wholly owned Properties (including four Properties which were sold during 2000) and during the six months ended June 30, 2001, the Partnership owned and leased 26 wholly owned Properties, (including one Property which was sold in June 2001) generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $808,875 and $1,050,344 in rental income from operating leases (net of adjustments to accrued rental income), earned income from direct financing leases and contingent rental income, $413,357 and $481,628 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental, earned and contingent rental income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to the fact that during the quarter and six months ended June 30, 2000, the Partnership collected and recognized as income approximately $60,600 and $110,600, respectively, in past due rental amounts from the guarantor of the original tenant of the Property in Palm Bay, Florida. No such amounts were collected during the quarter and six months ended June 30, 2001. The original tenant vacated the Property in October 1997. In February 1998, the Partnership entered into a new lease with a new tenant for this Property, who then vacated the Property in May 2000. As a result, rental, earned and contingent rental income decreased during the quarter and six months ended June 30, 2001, due to the fact that in May 2000, the new tenant vacated the Property and discontinued making rental payments. The decrease to rental, earned and contingent rental income was partially offset by the fact that in conjunction with the tenant vacating the Property in May 2000, the Partnership reversed approximately $12,800 of accrued rental income during the quarter and six months ended June 30, 2000. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously reversed in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the quarter and six months ended June 30, 2001. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership will not recognize any rental and earned income relating to this Property until the Partnership finds a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. During June 2001, the Partnership entered into an agreement to sell this Property, as described above, in "Short-Term Liquidity".

         The decrease in rental, earned and contingent rental income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was also partially attributable to the fact that the Properties in Detroit, Michigan; Topeka, Kansas; and Punta Gorda and Temple Terrace, Florida were sold in 2000. Rental and earned income are expected to remain at reduced amounts as a result of distributing these net sales proceeds to the limited partners.

         The decrease in rental, earned and contingent rental income during the quarter and six months ended June 30, 2001, was also partially due to a decrease of approximately $6,100 and $29,600, respectively, in rental and earned income due to the fact that the tenant of the Property in Richmond, Virginia, filed for bankruptcy and rejected the lease in June 2000. The decrease in rental, earned and contingent rental income for the quarter and six months ended June 30, 2001 was partially offset by the fact that in conjunction with the rejected lease, during the quarter and six months ended June 30, 2000, the Partnership reversed approximately $38,700 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such adjustments were recorded during the quarter and six months ended June 30, 2001. In December 2000, the Partnership entered into a new lease with a new tenant for this Property, for which rental payments commenced in March 2001.

         The decrease in rental, earned and contingent rental income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially offset by an increase in rental earned and contingent rental income due to the fact that during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts in accordance with the Partnership's policy, relating to the Properties in Dundee, Michigan and Marion, Ohio. No such allowance was established during the quarter and six months ended June 30, 2001.

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $132,097 and $139,130, respectively, $58,596 and $72,251 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. Net income earned from joint ventures was lower during the quarter and six months ended June 30, 2001 due to the fact that Titusville Joint Venture (in which the Partnership owns a 26.6 percent interest in the profits and losses of the joint venture) recorded a provision for loss on assets of approximately $38,300 during the quarter and six months ended June 30, 2001. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for loss on assets relating to this Property. The increase in the allowance represented the difference between the carrying value of the Property at June 30, 2001 and the estimated net realizable value of the Property. Titusville Joint Venture will not recognize any income relating to this Property until it locates a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional Property. Titusville Joint Venture is currently seeking a new tenant or purchaser for this Property.

         During the six months ended June 30, 2001, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the six months ended June 30, 2001, four restaurant chains, Denny's, Shoney's, Wendy's Old Fashioned Hamburger Restaurants and Golden Corral Family Steakhouse Restaurants, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $398,588 and $466,772 for the six months ended June 30, 2001 and 2000 ($164,380 and $236,008 of which was incurred during the quarters ended June 30, 2001 and
2000), respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2001, was partially due to a decrease in depreciation expense due to the fact that the Partnership sold four Properties in 2000. The decrease in operating expenses during the quarter and six months ended June 30, 2001, was also partially due to the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $26,525 and $61,442, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         The decrease in operating expenses during the six months ended June 30, 2001 was also partially due to the fact that during the six months ended June 30, 2000, the Partnership recorded bad debt expense relating to past due rental amounts for the Property in Topeka, Kansas. The tenant vacated this Property and discontinued operations in December 1999. The Partnership sold this Property in November 2000, therefore the Partnership will not record future bad debt expense relating to this Property.

         The decrease in operating expenses during the quarter and six months ended June 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         As a result of the sale of the Property in Corpus Christi, Texas, as described above in "Capital Resources", the Partnership recognized a loss of $93,792 for financial reporting purposes during the quarter and six months ended June 30, 2001. As a result of the sale of the Property in Detroit, Michigan, the Partnership recognized a gain of $552,580 for financial reporting purposes during the quarter and six months ended June 30, 2000.

         During the quarter and six months ended June 30, 2000, the Partnership recorded a provision for loss on assets of $387,612 for financial reporting purposes relating to the Property in Palm Bay, Florida. The tenant of this Property vacated the Property and discontinued payment of rents. During the quarter and six months ended June 30, 2001, Partnership recorded an additional provision for loss of $178,817. The increase in the allowance represented the difference between the carrying value of the Property at June 30, 2001, and the estimated net realizable value of the Property.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2001.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)