Form 10-Q
period 2001-09-30
CNL INCOME FUND IV LTD
filed 2001-11-09
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2854435
-----------------------------------              ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                     32801
-----------------------------------              ----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                 ----------------------------


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




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 8-13

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         13

Part II.

     Other Information                                                    14-15

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                               September 30,             December 31,
                                                                    2001                     2000
                                                             -------------------      -------------------
                               ASSETS

   Land and buildings on operating leases, net                     $ 11,183,054             $ 12,385,122
   Net investment in direct financing leases                            325,868                  339,689
   Investment in joint ventures                                       3,138,640                3,197,510
   Cash and cash equivalents                                          1,330,467                1,366,871
   Receivables, less allowance for doubtful accounts
       of $78,464 and $301,517, respectively                             50,876                   45,144
   Due from related parties                                              12,649                   15,226
   Prepaid expenses                                                      13,432                   14,931
   Lease costs, less accumulated amortization of
       $24,477 and $22,913, respectively                                 20,717                    1,031
   Accrued rental income                                                267,186                  250,635
                                                             -------------------      -------------------

                                                                   $ 16,342,889             $ 17,616,159
                                                             ===================      ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                  $    4,841               $   45,070
   Accrued and escrowed real estate taxes payable                        59,867                   48,508
   Distributions payable                                              1,123,943                  525,000
   Due to related parties                                               204,593                  172,677
   Rents paid in advance and deposits                                    56,430                   29,235
                                                             -------------------      -------------------
       Total liabilities                                              1,449,674                  820,490

   Partners' capital                                                 14,893,215               16,795,669
                                                             -------------------      -------------------

                                                                   $ 16,342,889             $ 17,616,159
                                                             ===================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                                  2001            2000            2001           2000
                                                              -------------    ------------   -------------  -------------
Revenues:
    Rental income from operating leases                          $ 372,195       $ 372,013      $1,132,986     $1,400,592
    Adjustments to accrued rental income                                --              --              --        (51,520 )
    Earned income from direct financing leases                       8,661          10,453          26,354         70,236
    Contingent rental income                                         4,555           1,741          34,946         15,242
    Lease termination income                                        67,073              --          67,073             --
    Interest and other income                                          858          28,914          75,821         59,912
                                                              -------------    ------------   -------------  -------------
                                                                   453,342         413,121       1,337,180      1,494,462
                                                              -------------    ------------   -------------  -------------

Expenses:
    General operating and administrative                            31,943          49,805         190,306        146,938
    Bad debt expense                                                   165              --          10,033         12,685
    Professional services                                            2,727          12,727          31,612         36,365
    Real estate taxes                                               16,301          22,407          23,260         46,548
    State and other taxes                                            1,168              10          28,329         17,759
    Depreciation and amortization                                   77,720          90,941         245,072        320,925
    Transaction costs                                                   --              --              --         61,442
                                                              -------------    ------------   -------------  -------------
                                                                   130,024         175,890         528,612        642,662
                                                              -------------    ------------   -------------  -------------

Income Before Equity in Earnings of Joint Ventures,
    Gain (Loss) on Sale of Assets and Provision for
    Loss on Assets                                                 323,318         237,231         808,568        851,800

Equity in Earnings of Joint Ventures                                80,513          71,069         212,610        210,199

Gain (Loss) on Sale of Assets                                      (27,080 )       582,112        (120,872 )    1,134,692

Provision for Loss on Assets                                            --              --        (178,817 )     (387,612 )
                                                              -------------   -------------   -------------  -------------

Net Income                                                       $ 376,751       $ 890,412       $ 721,489     $1,809,079
                                                              =============    ============   =============  =============

Allocation of Net Income:
    General partners                                                $   --          $   --          $   --         $   --
    Limited partners                                               376,751         890,412         721,489      1,809,079
                                                              -------------    ------------   -------------  -------------

                                                                 $ 376,751       $ 890,412       $ 721,489     $1,809,079
                                                              =============    ============   =============  =============

Net Income per Limited Partner Unit                               $   6.27        $  14.84       $   12.02      $   30.15
                                                              =============    ============   =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                               60,000          60,000          60,000         60,000
                                                              =============    ============   =============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                   Nine Months Ended            Year Ended
                                                     September 30,             December 31,
                                                          2001                     2000
                                                -------------------------    ------------------
General partners:
    Beginning balance                                       $    787,351            $  787,351
    Net income                                                        --                    --
                                                -------------------------    ------------------
                                                                 787,351               787,351
                                                -------------------------    ------------------

Limited partners:
    Beginning balance                                         16,008,318            18,980,008
    Net income                                                   721,489             2,078,310
    Distributions ($43.73 and $84.17 per
       limited partner unit, respectively)                    (2,623,943 )          (5,050,000 )
                                                -------------------------    ------------------
                                                              14,105,864            16,008,318
                                                -------------------------    ------------------

Total partners' capital                                    $  14,893,215          $ 16,795,669
                                                =========================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2001               2000
                                                                               --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $1,329,952         $1,409,168
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                  679,894          3,442,908
       Payment of lease costs                                                        (21,250 )               --
                                                                               --------------    ---------------
          Net cash provided by investing activities                                  658,644          3,442,908
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (2,025,000 )       (1,800,000 )
                                                                               --------------    ---------------
          Net cash used in financing activities                                   (2,025,000 )       (1,800,000 )
                                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (36,404 )        3,052,076

Cash and Cash Equivalents at Beginning of Period                                   1,366,871            725,493
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $1,330,467         $3,777,569
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred and
          unpaid at end of period                                                   $ 21,023          $ 103,457
                                                                               ==============    ===============

       Distributions declared and unpaid at end
          of period                                                               $1,123,943         $3,325,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Building on Operating Leases:
         -------------------------------------

         As of December 31, 2000, the Partnership recorded a provision for loss on assets of $387,612 for financial reporting purposes relating to the property in Palm Bay, Florida. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the property at December 31, 2000 and the general partners' estimated net realizable value for the property. At June 30, 2001, the Partnership increased the provision by $178,817 to $566,429. The adjusted provision represented the difference between the carrying value of the property at June 30, 2001 and the estimated net sales proceeds from the sale of the property based on a sales contract with an unrelated third party. In August 2001, the Partnership sold the property and received net sales proceeds of approximately $289,894, resulting in a loss of approximately $27,100 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,323 (see Note 5.)

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Land and Building on Operating Leases - Continued:
         -------------------------------------------------

         In June 2001, the Partnership sold its property in Corpus Christi, Texas to the tenant and received net sales proceeds of $390,000, resulting in a loss of approximately $93,800 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred subordinated, real estate disposition fee of $11,700 (see Note
         5).

4.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:


                                                2001               2000
                                            --------------    ---------------

                     Shoney's, Inc.              $246,792           $232,473
                     Tampa Foods, L.P.            151,313                N/A

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                      2001          2000
                                                   -------------  -----------

                     Wendy's Old Fashioned
                         Hamburger Restaurants         $230,488   $299,657
                     Denny's                            180,933    179,958
                     Shoney's                           170,181    271,206

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental and earned income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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

5.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2001, the Partnership incurred deferred, subordinated, real estate disposition fees of $21,023 as a result of the sale of two properties (see Note 3.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 32 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,329,952 and $1,409,168, during the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001 was primarily a result of changes in the Partnership's income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         During 2001, the Partnership sold its Properties in Corpus Christi, Texas, and Palm Bay, Florida, and received net sales proceeds of approximately $679,900, resulting in losses of $120,872 for financial reporting purposes. In connection with the sale, the Partnership incurred deferred, real estate disposition fees of $21,023. The Partnership intends to distribute the majority of the net sales proceeds to the limited partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $1,330,467 invested in such short-term investments, as compared to $1,366,871 at December 31, 2000. The funds remaining at September 30, 2001 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and net sales proceeds from the 2001 and 2000 sales of Properties, the Partnership declared distributions to limited partners of $2,623,943 and $4,525,000 for the nine months ended September 30, 2001 and 2000, ($1,123,943 and $3,325,000 for the
quarters ended September 30, 2001 and 2000), respectively. This represents distributions of $43.73 and $75.42 per unit for the nine months ended September 30, 2001 and 2000, respectively, ($18.73 and $55.42 for the quarters ended September 30, 2001 and 2000, respectively). Distributions for the quarter and nine months ended September 30, 2001, included special distributions of $600,000 and $1,050,000, respectively, as a result of the distribution of net sales proceeds from the 2000 and 2001 sales of three Properties. Distributions for the nine months ended September 30, 2000 included $2,800,000 in a special distribution as a result of the distribution of net sales proceeds from the sales of three Properties. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of several Properties in 2000 and 2001, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended September 30, 2000. No distributions were made to the general partners for the quarter and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,449,674 at September 30, 2001, from $820,490 at December 31, 2000, primarily as a result of accruing a special distribution of $600,000 from net sales proceeds at September 30, 2001 from the sales of Properties, as described above. Total liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership owned and leased 30 wholly owned Properties (including four Properties which were sold during 2000) and during the nine months ended September 30, 2001, the Partnership owned and leased 26 wholly owned Properties, (including two
Properties which were sold in 2001) generally to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $1,194,286 and $1,434,550 in rental income from operating leases (net of adjustments to accrued rental income), earned income from direct financing leases and contingent rental income, $385,411 and $384,207 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental, earned and contingent rental income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to the sale of two Properties in 2001 and four Properties during 2000.

         The decrease in rental, earned and contingent rental income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to the fact that during nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $39,000 in past due rental amounts from the guarantor of the original tenant of the Property in Palm Bay, Florida. No such amounts were collected during the nine months ended September 30, 2001. The original tenant vacated the Property in October 1997. In February 1998, the Partnership entered into a new lease with a new tenant for this Property, who then vacated the Property in May 2000 and discontinued making rental payments. As a result, rental, earned and contingent rental income decreased by approximately $28,200 during the nine months ended September 30, 2001. The decrease to rental, earned and contingent rental income during the nine months ended September 30, 2001 was partially offset by fact that in conjunction with the tenant vacating the Property in May 2000, the Partnership reversed approximately $12,800 of previously accrued rental income during the nine months ended September 30, 2000. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the nine months ended September 30, 2001. In August 2001, the Partnership sold this Property, as described above, in "Capital Resources." Rental, earned and contingent rental income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the sale of this Property, to the limited partners.

         The decrease in rental, earned and contingent rental income during the nine months ended September 30, 2001, was also partially due to a decrease in rental and earned income due to the fact that the tenant of the Property in Richmond, Virginia, filed for bankruptcy and rejected the lease in June 2000. The decrease in rental, earned and contingent rental income for the nine months ended September 30, 2001 was partially offset by the fact that in conjunction with the rejected lease, during the nine months ended September 30, 2000, the Partnership reversed approximately $38,700 of previously accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such adjustments were recorded during the quarter and nine months ended September 30, 2001. In December 2000, the Partnership entered into a new lease with a new tenant for this Property, for which rental payments commenced in March 2001. The decrease in rental, earned and contingent rental income during the nine months ended September 30, 2001 was partially offset by an increase in rental and earned income as a result of the Partnership entering into this new lease.

         Rental and earned income also decreased by approximately $10,000 during the quarter and nine months ended September 30, 2001 due to the fact that the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for the Property in Streator, Illinois, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during the quarter and nine months ended September 30, 2001. In connection therewith, the Partnership received approximately $67,100 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to the new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do not anticipate that any decrease in rental income relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased six Properties through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $212,610 and $210,199, respectively, $80,513 and $71,069 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in income earned from joint ventures was partially attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         The increase in net income earned from joint ventures during the quarter and nine months ended September 30, 2001 was primarily offset by the fact that Titusville Joint Venture (in which the Partnership owns a 26.6 percent interest in the profits and losses of the joint venture) recorded a provision for loss on assets of approximately $12,700 and $50,900, respectively. The Property owned by the joint venture became vacant during 1997. Titusville Joint Venture had previously recorded a provision for loss on assets relating to this Property. The increase in the provision represented the difference between the carrying value of the Property at September 30, 2001 and the net realizable value of the Property. Titusville Joint Venture will not recognize any income relating to this Property until it locates a new tenant for this Property or sells the Property and reinvests the net sales proceeds in an additional
Property. Titusville Joint Venture is currently seeking a new tenant or purchaser for this Property.

         During the nine months ended September 30, 2001, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the nine months ended September 30, 2001, three restaurant chains, Denny's, Shoney's, and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these three restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization, were $528,612 and $642,662 for the nine months ended September 30, 2001 and 2000 ($130,024 and $175,890 of which was incurred during the quarters ended September 30, 2001 and 2000), respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2001, was partially due to a decrease in depreciation expense due to the fact that the Partnership sold four and two Properties in 2000 and 2001, respectively. The decrease in operating expenses during the nine months ended September 30, 2001, was also partially due to the fact that during the nine months ended September 30, 2000, the Partnership incurred $61,442 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2001 was also due to a decrease in real estate taxes relating to the Properties in Topeka, Kansas and Palm Bay, Florida, for which the tenant defaulted under the terms of its lease agreements. The Properties were sold in November 2000 and August 2001, respectively. The decrease in operating expenses was also due to a decrease in amortization expense due to the Partnership expensing the balance of unamortized lease costs, during the nine months ended September 30, 2000, relating to the Partnership's Property in Palm Bay, Florida, for which the tenant defaulted under the terms of its lease agreement.

         The decrease in operating expenses during the nine months ended September 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the decrease in operating expenses was partially offset by the fact that the Partnership incurred additional state taxes due to changes in tax laws of two states in which the Partnership conducts business.

         As a result of the sale of the Property in Corpus Christi, Texas, as described above in "Capital Resources", the Partnership recognized a loss of approximately $93,800 for financial reporting purposes during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2000, the Partnership recorded a provision for loss on assets of $387,612 for financial reporting purposes relating to the Property in Palm Bay, Florida. The tenant of this Property vacated the Property and discontinued payment of rents. During the nine months ended September 30, 2001, the Partnership recorded an additional provision for loss of $178,817. The increase in the provision represented the difference between the carrying value of the Property at June 30, 2001, and the estimated net realizable value of the Property based on a sales contract with an unrelated third party. As a result of the sale of the Property, as described above in "Capital Resources," the Partnership recognized a loss of approximately $27,100 for financial reporting purposes during the quarter and nine months ended September 30, 2001.

         As a result of the sale of the Properties in Temple Terrace and Punta Gorda, Florida, during the quarter and nine months ended September 30, 2000, the Partnership recognized a gain of approximately $582,100 for financial reporting purposes. During the nine months ended September 30, 2000, the Partnership sold a Property in Detroit, Michigan and recognized a gain of approximately $552,600 for financial reporting purposes.


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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

               (b)   Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of November, 2001.


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