Form 10-K
period 2001-12-31
CNL INCOME FUND IV LTD
filed 2002-03-29
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 60,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $26,550,000, and were used to acquire 40 Properties, including interests in five Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1994, the Partnership sold its Property in York, Pennsylvania, and reinvested the majority of the net sales proceeds in two Checkers Properties, consisting of only land, located in Miami, Florida, and Douglasville, Georgia. The remaining net sales proceeds were used to pay Partnership liabilities. The lessee of the two Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease terms. During the year ended December 31, 1995, the Partnership sold its Property in Hastings, Michigan, and during 1996 reinvested the net sales proceeds in a Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. Also, during the year ended December 31, 1996, the Partnership sold its Property in Tampa, Florida, and reinvested the majority of the net sales proceeds in a Boston Market in Richmond, Virginia. During the year ended December 31, 1997, the Partnership sold its Property in Douglasville, Georgia. During the year ended December 31, 1998, the Partnership sold its Properties in Fort Myers, Florida and Union Township, Ohio and distributed the majority of the net sales proceeds to the limited partners as a special distribution. In addition, during the year ended December 31, 1998, the Partnership sold a Property in Leesburg, Florida and reinvested the majority of the net sales proceeds in a joint venture, Warren Joint Venture, to purchase and hold one restaurant Property, and sold a Property in Naples, Florida. During 1999, the Partnership reinvested the net sales proceeds received from the sale of the Property in Naples, Florida in a Property in Zephryhills, Florida, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 2000, the Partnership sold its Properties in Temple Terrace and Punta Gorda, Florida, Topeka, Kansas and Detroit, Michigan and distributed the majority of the net sales proceeds to the limited partners as special distributions in 2000 and 2001. During the year ended December 31, 2001, the Partnership sold its Properties in Palm Bay, Florida and Corpus Christi, Texas and distributed the majority of the net sales proceeds to the limited partners as a special distribution. As a result of the above transactions, as of December 31, 2001, the Partnership owned 32 Properties. The 32 Properties include interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. In January 2002, Titusville Joint Venture sold its Property and the Partnership and the joint venture partner liquidated the joint venture. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from five to 20 years (the average being 17 years), and expire between 2002 and 2019. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $20,300 to $130,300. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 26 of the Partnership's 32 Properties also have been granted options to purchase Properties at the Property's then fair market value, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to the lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 1998, the tenant of the Property in Richmond, Virginia, filed for bankruptcy and in June 2000, rejected the lease relating to this Property. In December 2000, the Partnership entered into a new lease for this Property. In connection therewith, the tenant agreed to pay for all costs necessary to convert this Property into a different concept. Rents commenced in March 2001. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In addition, in 2001, the former lease for the Property in Streator, Illinois, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant. In connection therewith, the Partnership received lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do not anticipate that any decrease in rental income relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

Major Tenants

         During 2001, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Shoney's, Inc. was the lessee under leases relating to four restaurants, and Tampa Foods, L.P. was the lessee relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P., each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2002. In addition, four Restaurant Chains, Shoney's, Denny's, Pizza Hut, and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental and earned income in 2001 (including the Partnership's share of the rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is unable to re-lease the Property in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

         Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interest in the joint venture. The Partnership has a 51% interest in Holland Joint Venture, a 26.6% interest in Titusville Joint Venture, a 57% interest in Cocoa Joint Venture, a 96.1% interest in Auburn Joint Venture, a 68.87% interest in Kingsville Real Estate Joint Venture and a 35.71% interest in Warren Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         Net cash flow from operations of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, and Warren Joint Venture is distributed 51%, 26.6%, 57%, 96.1%, 68.87%, and 35.71%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until the capital account balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 73.4% interest, sold its Property to an unrelated third party for approximately $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee equal to one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL APF Partners, LP, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 32 Properties. Of the 32 Properties, 24 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and two are owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 14,100 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

                     State                      Number of Properties
                     -----                      --------------------

                     Alabama                             3
                     Florida                             6
                     Illinois                            2
                     Indiana                             3
                     Maryland                            1
                     Massachusetts                       1
                     Michigan                            3
                     Mississippi                         1
                     North Carolina                      1
                     Ohio                                1
                     Tennessee                           1
                     Texas                               6
                     Virginia                            2
                     Washington, D.C.                    1
                                                  -----------------

                     Total Properties                    32
                                                  =================

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. In addition, the Property in Maywood, Illinois was leased to two tenants and each operate one separate restaurant chain. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 1,200 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $15,047,560 and $6,039,412, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

               Restaurant Chain                 Number of Properties
               ----------------                 --------------------

               Arby's                                    3
               Captain D's                               2
               Checkers                                  1
               Denny's                                   4
               Dunkin Donuts                             1
               Golden Corral                             2
               IHOP                                      1
               Jack in the Box                           1
               KFC                                       1
               Pizza Hut                                 5
               Shoney's                                  3
               Taco Bell                                 1
               Waffle House                              1
               Wendy's                                   2
               Other                                     5
                                                ---------------------

               Total Chains on Properties                33
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

         At December 31, 2001, 2000, 1999, 1998, and 1997, the Properties were 97%, 94%, 97%, 97%, and 93% occupied, respectively. The following is a schedule of the average rent per property for the years ended December 31:

                                       2001              2000               1999             1998              1997
                                   --------------    --------------     -------------    -------------     -------------

Rental Revenues (1)(2)               $ 1,976,264       $ 2,255,228       $ 2,640,100      $ 2,544,386       $ 2,596,455
Properties (2)                                31                32                37               36                37
Average Rent per Property            $    63,750       $    70,476       $    71,354      $    70,677       $    70,174


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established a provision for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2002                              1               $   18,630                   0.96%
              2003                              1                   29,618                   1.53%
              2004                              1                   33,058                   1.71%
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             14                  836,223                  43.23%
              2009                              4                  344,144                  17.79%
              2010                              1                   72,803                   3.76%
              2011                              3                  187,970                   9.72%
              Thereafter                        7                  411,706                  21.30%
                                        ----------        -----------------           -------------
              Total (1)                        32             $  1,934,152                 100.00%
                                        ==========        =================           =============

(1)      Excludes one Property which was vacant at December 31, 2001.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Shoney's, Inc. leases three Shoney's restaurants and one Captain D's restaurant. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $67,900 (ranging from approximately $46,400 to $81,300).

         Tampa Foods, L.P. leases one Wendy's Old Fashioned Hamburger Restaurant and one Green Tea Restaurant. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $101,300 (approximately $108,000 and $94,600, respectively).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002, there were 2,904 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfer of Units. From inception through December 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $405.10 to $475 per Unit. During 2001, due primarily to the sales of Properties, the price paid for any Unit transferred pursuant to the Plan was $357.40 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchasers and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                                     2001 (1)                              2000 (1)
                                        -----------------------------------    ----------------------------------
                                          High         Low        Average       High         Low        Average
                                        ----------   --------    ----------    --------    --------    ----------
      First Quarter                         $ 324      $ 207         $ 249       $ 365       $ 365         $ 365
      Second Quarter                          400        253           303         353         353           353
      Third Quarter                           298        248           281         328         185           317
      Fourth Quarter                          287        216           241         433         140           348

(1) A total of 458 and 262 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provision of the Partnership Agreement.

         For the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,147,894 and $5,050,000, respectively, to the Limited Partners. Distributions for the year ended December 31, 2001, included $1,050,000 in special distributions, as a result of the distribution of net sales proceeds from the sale of several Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership Agreement, $989,873 was applied toward the Limited Partners' 10% Preferred Return and the balance of $60,127 was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners, invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. Distributions for the year ended December 31, 2000 included $2,800,000 and as a result of the distribution of the net sales proceeds from the sale of the Properties in Detroit, Michigan, and Temple Terrace and Punta Gorda, Florida, to the Limited Partners. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners in the quarters ended September 2001 and 2000. No amounts distributed to the partners for the years ended December 31, 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                Quarter Ended                  2001             2000
                -------------------        -------------    -------------
                March 31                      $ 975,000        $ 600,000
                June 30                         525,000          600,000
                September 30                  1,123,947        3,325,000
                December 31                     523,947          525,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)   Not applicable


Item 6.  Selected Financial Data

                                         2001           2000            1999            1998            1997
                                     -------------- --------------  --------------  --------------  --------------
Year ended December 31:
   Revenues (1)                        $ 2,047,310    $ 2,189,760     $ 2,602,057     $ 2,285,696     $ 2,531,385
   Net income (2)                        1,089,094      2,078,310       1,827,359       1,821,449       1,720,668
   Cash distributions
      declared (3)                       3,147,894      5,050,000       2,400,000       3,633,748       2,760,000
   Net income per Unit (2)                   18.15          34.64           30.15           30.15           28.42
   Cash distributions declared
      per Unit                               52.46          84.17           40.00           60.56           46.00

At December 31:
   Total assets                        $15,542,775    $17,616,159     $20,828,319     $21,189,833     $23,309,888
   Partners' capital                    14,736,869     16,795,669      19,767,359      20,340,000      22,152,299

(1)  Revenues  include  equity in earnings  (losses) of joint ventures.

(2) Net income for the years ended December 31, 2001, 2000 and 1997 include $120,872, $92,397 and $6,652, respectively, from losses on the sale of assets and $178,817, $439,132 and $70,337, respectively, for provisions for write-down of assets. Net income for the years ended December 31, 2000 and 1998 includes $1,134,692 and $226,024, respectively, from gains on the sale of assets.

(3) Distributions for the years ended December 31, 2001, 2000 and 1998 include special distributions to the Limited Partners of $1,050,000, $2,800,000 and $1,233,748, respectively, in net sales proceeds from the sale of two, four and two Properties in 2001, 2000 and 1998, respectively.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8. hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 32 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.


Capital Resources

         During the years ended December 31, 2001, 2000, and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,768,652, $1,827,107, and $2,401,313, respectively. The decreases in cash from operations during 2001, as compared to 2000, and during 2000, as compared to 1999, were primarily a result of changes in income and expenses, as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         In January 1999, the Partnership invested the net sales proceeds from the sale of its Property in Naples, Florida in a Property in Zephyrhills, Florida, with an affiliate of the General Partners as tenants-in-common for a 76 percent interest in the Property. A portion of the transaction relating to the sale of the Property in Naples, Florida and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes.

         In June 2000, the Partnership sold its Property in Detroit, Michigan to the tenant for $1,095,000 and received net sales proceeds of $1,089,325, resulting in a gain of approximately $552,600. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,850. In addition, in July 2000, the Partnership sold its Properties in Temple Terrace, Florida and Punta Gorda, Florida, to a third party for $2,353,583 resulting in a gain of approximately $582,100. In connection with the sales, the Partnership incurred deferred subordinated real estate disposition fees of $70,068. In October 2000, the Partnership distributed $2,800,000 of the net sales proceeds from the sales of these Properties as a special distribution to the Limited Partners, as described below, and used the remaining net proceeds to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

         In November 2000, the Partnership sold its Property in Topeka, Kansas to a third party for $500,000 and received net sales proceeds of approximately $496,400, resulting in a loss of approximately $92,400. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,000. In January 2001, the Partnership distributed $450,000 of the net sales proceeds from the sale of this Property as a special distribution to the Limited Partners, as described below, and used the remaining net proceeds to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         During 2001, the Partnership sold its Properties in Corpus Christi, Texas, and Palm Bay, Florida, and received net sales proceeds of approximately $679,900, resulting in losses of $120,872. In connection with the sale, the Partnership incurred deferred, real estate disposition fees of $21,023. In October 2001, the Partnership distributed $600,000 of the net sales proceeds from the sales of these Properties as a special distribution to the Limited Partners, as described below, and used the remaining net proceeds to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

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

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, sold its Property to an unrelated third party for approximately $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation. The Partnership intends to use the liquidation proceeds to pay liabilities of the Partnership.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $645,220 invested in such short-term investments, as compared to $1,366,871 at December 31, 2000. The decrease in the amount invested in short-term investments at December 31, 2001, as compared to December 31, 2000, is primarily attributable to the Partnership distributing the net sales proceeds it received from the 2000 sale of the Property in Topeka, Kansas, as described above. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was 3.2% annually. The funds remaining at December 31, 2001, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the years ended December 31, 2001 and 2000, net sales proceeds from the sale of Properties, the Partnership declared distributions to the Limited Partners of $3,147,894, $5,050,000, and $2,400,000, for the years ended December 31, 2001,
2000, and 1999, respectively. This represents distributions of $52.46, $84.16, and $40 per Unit for the years ended December 31, 2001, 2000, and 1999, respectively. Distributions for the year ended December 31, 2001, included $1,050,000 in special distributions, as a result of the distribution of net sales proceeds from the sale of several Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $989,873 was applied toward the Limited Partners' 10% Preferred Return and the balance of $60,127 was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. Distributions for the
year  ended  December  31,  2000  included  $2,800,000,   as  a  result  of  the
distribution of a portion of net sales proceeds from the sale of several Properties. The special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, they were applied to the Limited Partners' unpaid preferred return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing the quarters ended September 30, 2001 and 2000. No distributions were made to the General Partners for the years ended December 31, 2001, 2000 and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         As of December 31, 2001 and 2000, the Partnership owed affiliates $4,841 and $8,556, respectively, for operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. In addition, during the years ended December 31, 2001 and 2000, the Partnership incurred $21,023 and $118,458, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         Amounts payable to other parties, including distributions payable, decreased to $615,921 at December 31, 2001, from $647,813 at December 31, 2000. The decrease in liabilities at December 31, 2001, was partially due to the amounts of transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Termination of Merger". Total liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the General Partners elect to make additional capital contributions or loans, from the future General Partners' capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999 and 2000, the Partnership owned and leased 30 wholly owned Properties (including four Properties which were sold in 2000). During 2001, the Partnership owned and leased 26 wholly owned Properties (including two sold Properties). In addition, during 1999, 2000 and 2001, the Partnership was a co-venturer in six separate joint ventures that each owned and leased one Property and owned one Property with affiliates as tenants-in-common. In addition, during 1999, 2000, and 2001, the Partnership owned and leased one
additional   Property,   with  an   affiliate  of  the  General   Partners,   as
tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 32 Properties, which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from $20,300 to $130,300. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, some of the leases provide that, commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $1,542,156, $1,860,652 , and $2,132,891, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties described above. The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year, was partially attributable to the sales of various Properties during 2001 and 2000. During 1999, the Partnership used the net sales proceeds from the sale of a Property in Naples, Florida to acquire one Property in Zephryhills, Florida, held as tenants-in-common with affiliates of the General Partners, as described above in "Capital Resources." In addition, during 2001 and 2000, the Partnership distributed a portion of the net sales proceeds from the sale of several Properties to the Limited Partners, as described in "Short-Term Liquidity." Rental and earned income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the 2001 and 2000 sales of Properties to the Limited Partners.

         The decrease in rental and earned rental income during the year ended December 31, 2001, as compared to the year ended December 31, 2000, was partially attributable to the fact that during the year ended December 31, 2000, the Partnership collected and recognized as income approximately $39,000 in past due rental amounts from the guarantor of the original tenant of the Property in Palm Bay, Florida. No such amounts were collected during the years ended December 31, 2001 and 1999. The original tenant vacated the Property in October 1997. In February 1998, the Partnership entered into a new lease with a new tenant for this Property, who then vacated the Property in May 2000 and discontinued making rental payments. As a result, rental, earned and contingent rental income decreased by approximately $72,200 during the year ended December 31, 2001. In August 2001, the Partnership sold this Property, as described above, in "Capital Resources." Rental and earned rental income are expected to remain at reduced amounts as a result of distributing the net sales proceeds from the sale of this Property to the Limited Partners.

         Rental and earned income also decreased by approximately $20,100 during the year ended December 31, 2001 due to the fact that the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for the Property in Streator, Illinois, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during the year ended December 31, 2001. In connection therewith, the Partnership received approximately $67,100 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The
Partnership re-leased this Property to a new tenant. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the General Partners do not anticipate that any decrease in rental income relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         In October 1998, the tenant of one Boston Market Property filed for bankruptcy, and in June 2000, rejected the lease relating to this Property. As a result, the tenant discontinued making rental payments on the rejected lease. In December 2000, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in March 2001. The decrease in rental and earned rental income during the year ended December 31, 2001 was partially offset by an increase in rental and earned income as a result of the Partnership entering into this new lease.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $81,550, $24,545, and $126,521, respectively, in contingent rental income from the Partnership's Properties. The increase in contingent rental income 2001, as compared to 2000, and the decrease during 2000, as compared to 1999 was partially attributable to fluctuations in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership also recognized income of $278,224, $234,317 and $303,223, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. During 1997, the tenant of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. For the years ended December 31, 2001, 2000, and 1999, Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) incurred expenses, which are fixed in nature, such as real estate taxes, insurance and maintenance. Titusville Joint Venture had previously recorded a provision for write-down of assets relating to this Property prior to 1999. In addition, during 2001 and 2000, the joint venture established additional provisions for write-down of assets for its Property for approximately $73,600 and $227,100, respectively. The provisions represented the difference between the Property's carrying values at December 31, 2001 and 2000, respectively, and the estimated net realizable value of the Property. Titusville Joint Venture has ceased collection efforts on past due amounts. During January 2002, the joint venture sold this Property, as described above, in "Capital Resources." Net income earned by joint ventures is expected to remain at reduced amounts as a result of distributing the majority of net sales proceeds received to the Limited Partners.

         During the year ended December 31, 2001, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenant-in-common). As of December 31, 2001, Shoney's, Inc. was the lessee under leases relating to four restaurants, and Tampa Foods, L.P. was the lessee relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P., each will continue to contribute more than ten percent of the Partnership's total rental income during 2002. In addition, during the year ended December 31, 2001, four Restaurant Chains, Denny's, Shoney's, Pizza Hut and Wendy's, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from six Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $78,307, $70,246 and $39,422, respectively, in interest and other income. The increase in interest and other income during 2001 and 2000, each as compared to the previous year, was due to interest earned on the net sales proceeds received from the sale of Properties described above, pending distribution to the Limited Partners, as described above in "Short-Term Liquidity."

         Operating expenses, including depreciation and amortization expense, and provision for write-down of assets, were $837,344, $1,153,745, and $774,698, for the years ended December 31, 2001, 2000, and 1999, respectively. During 2000, the Partnership established a provision for write-down of assets in the amount of $400,442, including $12,830 in previously accrued rental income for the Property in Palm Bay, Florida. The tenant of this Property defaulted under the terms of its lease and vacated the Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the Property's carrying value , including the accumulated accrued rental income, at December 31, 2000, and the general partners' estimated net realizable value for this Property. During the year ended December 31, 2001, the Partnership recorded an additional provision for write-down of assets of $178,817. The increase in the provision represented the difference between the carrying value of the Property at June 30, 2001, and the estimated net realizable value of the Property based on a sales contract with an unrelated third party. No such provision was established during 1999. As a result of the sale of the Property, as described above in "Capital Resources," the Partnership recognized a loss of approximately $27,100 during the year ended December 31, 2001.

         In addition, during 2000, the Partnership recorded a provision for write-down of assets of $38,691 in previously accrued rental income relating to the property located in Richmond, Virginia. In October 1998, the tenant of one Boston Market Property filed for bankruptcy, and in June 2000, rejected, the lease relating to this Property. As a result, the tenant discontinued making rental payments on the rejected lease. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the property. In December 2000, the Partnership entered into a new lease, as described above.

         The decrease in operating expenses for 2001, as compared to 2000, was partially due to, and the increase in 2000, as compared to 1999, was partially offset by, a reduction in depreciation expense due to the sale of Properties in 2000 and 2001. In addition, the decrease in operating expenses during 2001, as compared to 2000, and the increase in 2000, as compared to 1999 was partially offset, due to the fact that during the years ended December 31, 2000 and 1999, the Partnership incurred $36,493 and $142,244 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the year ended December 31, 2001.

         The increase in 2000, as compared to 1999, was partially due to the Partnership expensing the balance of unamortized lease costs, during 2000, relating to the Partnership's Property in Palm Bay, Florida, for which the tenant defaulted under the terms of its lease agreement. The decrease in operating expenses during the year ended December 31, 2001, was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         As a result of the sale of the Property in Corpus Christi, Texas, as described above in "Capital Resources," the Partnership recognized a loss of approximately $93,800 during the year ended December 31, 2001.

         As a result of the sale of three Properties during 2000, the Partnership recognized a total gain of $1,134,692 during the year ended December 31, 2000. In addition, as a result of the sale of the Property in Topeka, Kansas, the Partnership recognized a loss of $92,397 for the year ended December 31, 2000. No Properties were sold during 1999.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the majority of the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in based rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.

                         (A Florida Limited Partnership)



                                    CONTENTS
                                    --------




                                                                  Page
                                                                  ----

Report of Independent Certified Public Accountants                 18

Financial Statements:

    Balance Sheets                                                 19

    Statements of Income                                           20

    Statements of Partners' Capital                                21

    Statements of Cash Flows                                    22-23

    Notes to Financial Statements                               24-40

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund IV, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                        December 31,
                                                                                2001                   2000
                                                                        ------------------     ------------------
                               ASSETS
Land and buildings on operating leases, net                                    $ 11,106,349           $ 12,385,122
Net investment in direct financing leases                                           323,935                339,689
Investment in joint ventures                                                      3,108,042              3,197,510
Cash and cash equivalents                                                           645,220              1,366,871
Receivables, less allowance for doubtful
   accounts of $301,517 in 2000                                                      51,516                 45,144
Due from related parties                                                              4,574                 15,226
Accrued rental income                                                               269,464                250,635
Other assets                                                                         33,675                 15,962
                                                                          ------------------     ------------------
                                                                               $ 15,542,775           $ 17,616,159
                                                                          ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                             $  10,252              $  45,070
Accrued and escrowed real estate taxes payable                                       48,654                 48,508
Distributions payable                                                               523,947                525,000
Due to related parties                                                              189,985                172,677
Rents paid in advance and deposits                                                   33,068                 29,235
                                                                          ------------------     ------------------
        Total liabilities                                                           805,906                820,490


Partners' capital                                                                14,736,869             16,795,669
                                                                          ------------------     ------------------

                                                                               $ 15,542,775           $ 17,616,159
                                                                          ==================     ==================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                            Year Ended December 31,
                                                                  2001               2000                1999
                                                             ----------------   ----------------    ----------------
Revenues:
   Rental income from operating leases                           $ 1,506,977        $ 1,781,392         $ 2,009,987
   Earned income from direct financing leases                         35,179             79,260             122,904
   Contingent rental income                                           81,550             24,545             126,521
   Lease termination income                                           67,073                 --                  --
   Interest and other income                                          78,307             70,246              39,422
                                                             ----------------   ----------------    ----------------
                                                                   1,769,086          1,955,443           2,298,834
                                                             ----------------   ----------------    ----------------
Expenses:
   General operating and administrative                              225,125            168,539             146,650
   Provision for doubtful accounts                                    10,792             12,685                  --
   Professional services                                              40,403             46,673              36,759
   Real estate taxes                                                  29,281             30,731              21,468
   State and other taxes                                              30,350             15,479              17,426
   Depreciation and amortization                                     322,576            404,013             410,151
   Provision for write-down of assets                                178,817            439,132                  --
   Transaction costs                                                      --             36,493             142,244
                                                             ----------------   ----------------    ----------------
                                                                     837,344          1,153,745             774,698
                                                             ----------------   ----------------    ----------------
Income Before Gain (Loss) on Sale of Assets
   and Equity in Earnings of Joint Ventures                          931,742            801,698           1,524,136

Gain (Loss) on Sale of Assets                                       (120,872 )        1,042,295                  --

Equity in Earnings of Joint Ventures                                 278,224            234,317             303,223
                                                             ----------------   ----------------    ----------------

Net Income                                                       $ 1,089,094        $ 2,078,310         $ 1,827,359
                                                             ================   ================    ================

Allocation of Net Income:
   General partners                                                  $    --            $    --           $  18,273
   Limited partners                                                1,089,094          2,078,310           1,809,086
                                                             ----------------   ----------------    ----------------
                                                                 $ 1,089,094        $ 2,078,310         $ 1,827,359
                                                             ================   ================    ================

Net Income per Limited Partner Unit                                $   18.15          $   34.64           $   30.15
                                                             ================   ================    ================

Weighted Average Number of Limited
   Partner Units Outstanding                                          60,000             60,000              60,000
                                                             ================   ================    ================


                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999

                                     General Partners                        Limited Partners
                             ----------------------------- ----------------------------------------------------------
                                             Accumulated                                 Accumulated   Syndication
                             Contributions    Earnings     Contributions  Distributions    Earnings        Costs         Total
                             --------------- ------------- -------------- -------------- ------------ -------------- --------------

Balance, December 31, 1998       $  557,804     $  211,274   $ 30,000,000 $ (28,841,711) $ 21,852,633  $ (3,440,000) $ 20,340,000

   Distributions to limited
      partners ($40 per
      limited partner unit)              --             --             --    (2,400,000)           --            --    (2,400,000 )
   Net income                            --         18,273             --            --     1,809,086            --     1,827,359
                             --------------- ------------- -------------- -------------- ------------ -------------- --------------

Balance, December 31, 1999          557,804        229,547     30,000,000   (31,241,711)   23,661,719    (3,440,000)   19,767,359

   Distributions to limited
      partners ($84 per
       limited partner unit)             --             --             --    (5,050,000)           --            --    (5,050,000 )
   Net income                            --             --             --            --     2,078,310            --     2,078,310
                             --------------- ------------- -------------- -------------- ------------ -------------- --------------

Balance, December 31, 2000          557,804        229,547     30,000,000   (36,291,711)   25,740,029    (3,440,000)   16,795,669

   Distributions to limited
      partners ($52 per
       limited partner unit)             --             --        (60,127)   (3,087,767)           --            --    (3,147,894 )
   Net income                            --             --             --            --     1,089,094            --     1,089,094
                             --------------- ------------- -------------- -------------- ------------ -------------- --------------

Balance, December 31, 2001       $  557,804     $  229,547   $ 29,939,873 $ (39,379,478) $ 26,829,123  $ (3,440,000) $ 14,736,869
                             =============== ============= ============== ============== ============ ============== ==============


                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                2001                2000               1999
                                                           ----------------    ----------------   ----------------

Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
        Cash received from tenants                            $ 1,667,646         $ 1,972,961        $ 2,186,946
        Distributions from joint ventures                         367,692             368,819            367,317
        Cash paid for expenses                                   (337,465  )         (569,192  )        (181,668  )
        Interest received                                          70,779              54,519             28,718
                                                           ----------------    ----------------   ----------------
           Net cash provided by operating
              activities                                        1,768,652           1,827,107          2,401,313
                                                           ----------------    ----------------   ----------------

      Cash Flows from Investing Activities:
        Proceeds from sale of assets                              679,894           3,939,271                 --
        Investment in joint ventures                                   --                  --           (533,200  )
        Decrease in restricted cash                                    --                  --            533,598
        Payment of lease costs                                    (21,250  )               --            (15,600  )
                                                           ----------------    ----------------   ----------------
           Net cash provided by (used in) investing
              activities                                          658,644           3,939,271            (15,202  )
                                                           ----------------    ----------------   ----------------

      Cash Flows from Financing Activities:
        Distributions to limited partners                      (3,148,947  )       (5,125,000  )      (2,400,000  )
                                                           ----------------    ----------------   ----------------
           Net cash used in financing activities               (3,148,947  )       (5,125,000  )      (2,400,000  )
                                                           ----------------    ----------------   ----------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                   (721,651  )          641,378            (13,889  )

Cash and Cash Equivalents at Beginning of Year                  1,366,871             725,493            739,382
                                                           ----------------    ----------------   ----------------

Cash and Cash Equivalents at End of Year                       $  645,220         $ 1,366,871         $  725,493
                                                           ================    ================   ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                          Year Ended December 31,
                                                                2001                2000               1999
                                                           ----------------    ----------------   ----------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                              $ 1,089,094         $ 2,078,310        $ 1,827,359
                                                           ----------------    ----------------   ----------------
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
           Depreciation                                           320,213             376,013            405,488
           Amortization                                             2,363              28,000              4,663
           Provision for doubtful accounts                         10,792              12,685                 --
           Provision for write-down of assets                     178,817             439,132                 --
           Loss (gain) on sale of assets                          120,872          (1,042,295  )              --
           Equity in earnings of joint ventures,
              net of distributions                                 89,468             134,502             64,094
           Decrease (increase) in receivables                     (17,164  )           83,846           (113,323  )
           Decrease (increase) in due from related
              parties                                              10,652             (15,226  )              --
           Decrease in net investment in direct
              financing leases                                     15,754              31,769             41,994
           Decrease (increase) in accrued rental
              income                                              (18,829  )          (16,153  )         (34,542  )
           Decrease (increase) in other assets                      1,174                 452             (5,547  )
           Increase (decrease) in accounts
              payable and accrued expenses                        (34,818  )          (46,004  )          86,571
           Increase (decrease) in accrued and
              escrowed real estate taxes                              146             (15,077  )          26,853
           Increase (decrease) in due to related
              parties                                              (3,715  )         (187,290  )          92,531
           Increase (decrease) in rents paid in
              advance and deposits                                  3,833             (35,557  )           5,172
                                                           ----------------    ----------------   ----------------
                Total adjustments                                 679,558            (251,203  )         573,954
                                                           ----------------    ----------------   ----------------

Net Cash Provided by Operating Activities                     $ 1,768,652         $ 1,827,107        $ 2,401,313
                                                           ================    ================   ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Deferred real estate disposition fees incurred
        and unpaid at December 31                              $   21,023          $  118,458            $    --
                                                           ================    ================   ================

      Distributions declared and unpaid at
        December 31                                            $  523,947          $  525,000         $  600,000
                                                           ================    ================   ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture, and properties in Clinton, North Carolina and Zephyrhills, Florida, held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         Lease Costs - Other assets include brokerage fees associated with negotiating new leases which are amortized over the terms of the new leases using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1. Significant Accounting Policies - Continued:
   -------------------------------------------

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


2.       Leases:
         ------

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of these leases are operating leases. The majority of the leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                              2001            2000
                                         --------------  ---------------

          Land                             $ 5,768,381      $ 6,237,393
          Buildings                          9,027,177        9,981,376
                                         --------------  ---------------
                                            14,795,558       16,218,769
          Less accumulated depreciation     (3,689,209 )     (3,833,647 )
                                         --------------  ---------------

                                          $ 11,106,349     $ 12,385,122
                                         ==============  ===============

         In June 2000, the Partnership sold its property in Detroit, Michigan to the tenant for $1,095,000 and received net sales proceeds of
         $1,089,325, resulting in a gain of approximately $552,600. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,850 (see Note 8).

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In July 2000, the Partnership sold its properties in Temple Terrace, Florida and Punta Gorda, Florida, to a third party for $2,353,583 resulting in a gain of approximately $582,100. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $70,608 (see Note 8).

         In November 2000, the Partnership sold its property in Topeka, Kansas to a third party for $500,000 and received net sales proceeds of approximately $496,400, resulting in a loss of approximately $92,400. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,000 (see Note 8).

         As of December 31, 2000, the Partnership recorded a provision for write-down of assets of $38,691 in previously accrued rental income relating to the property located in Richmond, Virginia. In October 1998, the tenant of one Boston Market Property filed for bankruptcy, and in June 2000, rejected, the lease relating to this Property. As a result, the tenant discontinued making rental payments on the rejected lease. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, and the general partners' estimated net realizable value of the property.

         As of December 31, 2000, the Partnership recorded a provision for write-down of assets of $400,442, including $12,830 in previously accrued rental income, relating to the property in Palm Bay, Florida. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income, at December 31, 2000 and the general partners' estimated net realizable value for the property. During 2001, the Partnership increased the provision by $178,817 to $579,259. The adjusted provision represented the difference between the carrying value of the property at June 30, 2001 and the estimated net sales proceeds from the sale of the property based on a sales contract with an unrelated third party. In August 2001, the Partnership sold the property and received net sales proceeds of approximately $289,894, resulting in a loss of

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         approximately $27,100. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,323 (see Note 8).

         In June 2001, the Partnership sold its property in Corpus Christi, Texas to the tenant and received net sales proceeds of $390,000, resulting in a loss of approximately $93,800. In connection with the sale, the Partnership incurred a deferred subordinated, real estate disposition fee of $11,700 (see Note 8).

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                  2002                            $ 1,477,516
                  2003                              1,457,983
                  2004                              1,462,475
                  2005                              1,475,155
                  2006                              1,478,925
                  Thereafter                        5,766,309
                                            ------------------

                                                 $ 13,118,363
                                           ==================

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                         2001                 2000
                                                                   -----------------    -----------------

                   Minimum lease payments receivable                     $  379,048            $ 429,981
                   Estimated residual values                                114,886              114,886
                   Less unearned income                                    (169,999 )           (205,178 )
                                                                   -----------------    -----------------

                   Net investment in direct financing
                      leases                                             $  323,935           $  339,689
                                                                   =================    =================

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

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                             2002                          $   53,568
                             2003                              53,568
                             2004                              53,568
                             2005                              53,568
                             2006                              53,568
                             Thereafter                       111,208
                                                     -----------------

                                                           $  379,048
                                                     =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2001, the Partnership had a 51%, 26.6%, 57%, 96.1%, 68.87%, and 35.71% interest in the profits and losses of Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture and Warren Joint Venture, respectively, and a 53 percent and 76 percent interest in the profits and losses of properties in Clinton, North Carolina and Zephyrhills, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Holland Joint Venture, Titusville Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture and the Partnership and affiliates, as tenants-in-common, each owns and leases one property to an operator of national fast-food or family-style restaurants.

         As of December 31, 2000, Titusville Joint Venture, in which the Partnership owns a 26.6% interest, had recorded a provision for write-down of assets of $499,383. During 1997, the tenant of the joint venture's property vacated and ceased operations. The provision represented the difference between the carrying value of the property at December 31, 2000 and the estimated net realizable value for the property. During the year ended December 31, 2001, the joint venture increased the provision by $73,570 to $572,954. The adjusted provision represented the difference between the carrying value of the property at December 31, 2001 and the estimated net sales proceeds from the sale of the property based on a sales contract with an unrelated third party (see Note 11).

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                     2001           2000
                                                 --------------  -------------

             Land and buildings on operating
                leases, net                        $ 4,672,053    $ 4,866,583
             Net investment in direct financing
                lease                                  343,619        358,308
             Cash                                       24,547         32,143
             Receivables                                23,086         20,345
             Accrued rental income, less
                allowance for doubtful accounts        161,143        165,097
             Other assets                                3,111          3,252
             Liabilities                                21,941         56,461
             Partners' capital                       5,205,618      5,389,267
             Revenues                                  613,956        606,228
             Provision for write-down of assets        (73,570 )     (227,093 )
             Net income                                387,441        222,879

         The Partnership recognized income totaling $278,224, $234,317 and $303,223 for the years ended December 31, 2001, 2000 and 1999, respectively, from these joint ventures.

6.       Allocations and Distributions:
         -----------------------------

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions:
         -----------------------------

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         During each of the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $3,147,894, $5,050,000, and $2,400,000, respectively. Distributions for the year ended December 31, 2000, included $2,800,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the properties in Temple Terrace and Punta Gorda, Florida and Detroit, Michigan. This amount was applied toward the limited partners' 10% Preferred Return. Distributions for the year ended December 31, 2001, included $1,050,000 in special distributions, as a result of the distributions of net sales proceeds from the sale of several properties. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $989,873 was applied toward the limited partners' 10% Preferred Return and the balance of $60,127 was treated as a return of capital for purposes of calculating the limited partners 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                  2001             2000            1999
                                                              -------------    -------------   -------------

              Net income for financial reporting
                 purposes                                      $ 1,089,094      $ 2,078,310     $ 1,827,359

              Depreciation for tax reporting purposes less
                 than (in excess of) of depreciation for             6,102           (3,055 )        (8,171 )
                 financial reporting purposes

              Provision for write-down of assets                   178,817          439,132              --

              Direct financing leases recorded as
                 operating leases for tax reporting
                 purposes                                           15,754           31,769          41,995

              Gain on sale of assets for financial
                 reporting purposes less than (in excess
                 of) gain for tax reporting purposes              (576,193 )         89,247              --

              Capitalization (deduction) of transaction
                 costs for tax reporting purposes                       --         (160,530 )       142,244

              Equity in earnings of joint ventures
                 for financial reporting purposes less
                 than (in excess of) equity in earnings
                 of joint ventures for tax reporting
                 purposes                                           20,451           73,569         (76,060 )

              Allowance for doubtful accounts                     (301,517 )         86,488         (43,612 )

              Accrued rental income                                (18,829 )        (16,153 )       (34,542 )

              Rents paid in advance                                 (1,772 )        (11,518 )       (14,327 )
                                                              -------------    -------------   -------------

              Net income for federal income tax
                 purposes                                       $  411,907      $ 2,607,259     $ 1,834,886
                                                              =============    =============   =============


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2001, 2000 and 1999.

         The Advisor is also entitled to receive a deferred, subordinated, real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the years ended December 31, 2001 and 2000, the Partnership incurred $21,023 and $118,458, respectively, in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated, real estate disposition fees were incurred for the year ended December 31, 1999.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions - Continued:
         ---------------------------------------

         During  the  years  ended  December  31,  2001,   2000  and  1999,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $152,529, $88,356, and $107,553 for the years ended December 31, 2001, 2000 and 1999, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                    2001            2000
                                                  ------------   -------------

             Due to the Advisor:
                Accounting and administrative
                   services                          $  4,841        $  3,556
                 Deferred, subordinated real
                   estate disposition fee             185,144         164,121
                 Other                                     --           5,000
                                                  ------------   -------------

                                                    $ 189,985       $ 172,677
                                                  ============   =============

9. Concentration of Credit Risk:
   ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                        2001           2000          1999
                                     -------------  ------------  -------------

                 Shoney's, Inc.          $279,529      $313,115       $347,088
                 Tampa Foods, L.P.        203,277           N/A            N/A

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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

                                          2001          2000           1999
                                      --------------  ------------  ------------

            Wendy's Old Fashioned
               Hamburger Restaurants      $ 330,682     $ 386,618      $442,195
            Shoney's                        232,325       327,448       466,964
            Pizza Hut                       212,266           N/A           N/A
            Denny's                         127,024       236,184           N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental and earned income.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

              2001 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $536,330         $479,605          $533,855          $497,520       $ 2,047,310
         Net income                        302,122           42,616           376,751           367,605         1,089,094
         Net income per
             limited partner
             unit                             5.04             0.71              6.27              6.13             18.15
         '
              2000 Quarter               First            Second            Third            Fourth             Year
         ------------------------    --------------    -------------     -------------    --------------    --------------

         Revenue (1)                      $661,494         $610,497          $484,190          $433,579       $ 2,189,760
         Net income                        430,730          487,937           890,412           269,231         2,078,310
         Net income per
             limited partner
             unit                             7.11             8.27             14.73              4.53             34.64

         (1)      Revenues include equity in earnings of joint ventures.

         (2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provisions for write-down of assets. This reclassification had no effect on total net income.

11.      Subsequent Event:
         ----------------

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, sold its property to an unrelated third party for approximately $180,000 and received net sales proceeds of approximately $165,600, resulting in a gain of $4,900 to the joint venture. In addition, in January 2002, the Partnership and the joint venture partner liquidated Titusville Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.


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

Item 13.    Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and administra
operating expenses                     the  lower  of  cost  or  90%  of the       -tive services: $152,529
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual, subordinated man               One  percent  of  the  sum  of  gross       $-0-
-agement fee to affiliates             operating  revenues  from  Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer, subordinated to certain
                                       minimum returns to the Limited
                                       Partners. The management fee will
                                       not exceed competitive fees for
                                       comparable   services.   Due  to  the
                                       fact    that     these    fees    are
                                       non-cumulative, if the Limited
                                       Partners have not received  their 10%
                                       Preferred Return in any particular
                                       year, no management  fees will be due
                                       or payable for such year.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $21,023
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates.                         of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property is sold and the net sales
                                       proceeds are distributed.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000 and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2001

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

     (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2001 through December 31, 2001.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.


                          CNL INCOME FUND IV, LTD.

                          By:        CNL REALTY CORPORATION
                                     General Partner

                                     /s/ Robert A. Bourne
                                     ----------------------------------------
                                     ROBERT A. BOURNE, President



                          By:        ROBERT A. BOURNE
                                     General Partner


                                     /s/ Robert A. Bourne
                                     ----------------------------------------
                                     ROBERT A. BOURNE



                          By:        JAMES M. SENEFF, JR.
                                     General Partner


                                     /s/ James M. Seneff, Jr.
                                     ----------------------------------------
                                     JAMES M. SENEFF, JR.

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


             Signature                                    Title                                    Date
             ---------                                    -----                                    ----

     /s/ Robert A. Bourne                 President, Treasurer and Director                March 26, 2002
     ---------------------------          (Principal Financial and Accounting
     Robert A. Bourne                     Officer)


     /s/ James M. Seneff, Jr.             Chief Executive Officer and Director             March 26, 2002
     ---------------------------          (Principal Executive Officer)
     James M. Seneff, Jr.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


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
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 301,517       $   10,792        $   16,339 (b)    $ 309,608 (c)     $ 19,040        $   --
                                  ==============  ===============  ================    =============     ============  ============


(a)  Deducted from receivables on the balance sheet.

(b)  Reduction of rental and other income.

(c)  Amounts written off as uncollectible.

                           CNL INCOME FUND IV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                            December 31, 2001


                                                                       Costs Capitalized
                                                                         Subsequent to
                                                   Initial Cost           Acquisition
                                           -------------------------  -------------------
                             Encum-                     Buildings and Improve-    Carrying
                             brances          Land       Improvements   ments     Costs
                            ----------     -----------  ------------  ----------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurants:
      Winchester, Indiana       -            $287,769             -    $567,785        -
      Portland, Indiana         -             187,928             -     657,931        -

    Captain D's Restaurants:
      Alexander City, Alabama   -             120,210       279,689           -        -
      Oak Ridge, Tennessee      -             169,951       281,686           -        -

    Checkers Drive-In Restaurant:
      Miami, Florida            -             174,336             -           -        -

    Chipper's Grill Restaurant:
          Streator, Illinois    -             161,616       650,934           -        -

    Denny's Restaurants:
      Marion, Ohio              -             135,407       334,665           -        -
      Dundee, Michigan          -             251,650             -     372,278        -

    Golden Corral Family
      Steakhouse Restaurants:
          Franklin, Indiana     -             107,560       586,375           -        -

    Green Tea Restaurant:
      Tampa, Floridaa, Florida  -             476,755       368,405           -        -

    Jack in the Box Restaurant:
      San Antonio, Texas        -             352,957             -     368,702        -

    Pizza Hut Restaurants:
      Memphis, Texas            -              26,510       231,874           -        -
      Carthage, Texas           -              40,444       232,823           -        -
      Crystal City, Texas       -               8,826       178,570           -        -
      Sequin, Texas             -              63,708       184,279           -        -
      Washington, D.C.          -             191,737             -           -        -

    Shoney's Restaurants:
      Alexander City, Alabama   -             202,438       428,406           -        -
      Brookhaven, Mississippi   -             312,574       452,601           -        -
      Auburn, Alabama           -             363,432       426,123           -        -

    Taco Bell Restaurant:
      Edgewood, Maryland        -             440,355             -     523,478        -

    The Vitamin Shoppe:
      Richmond, Virginia                      504,169       522,025           -        -



                                                                       Costs Capitalized
                                                                          Subsequent to
                                                  Initial Cost            Acquisition
                                           -------------------------  -------------------
                             Encum-                     Buildings and Improve-    Carrying
                             brances          Land       Improvements   ments     Costs
                            ----------     -----------  ------------  ----------  -------

    Wendy's Old Fashioned
           Hamburger Restaurants:
                Mechanicsville, -irginia      346,627       502,117           -        -
                Tampa, Florida  -             530,456       432,958           -        -

    Other Restaurants:
                Maywood, Illinoi- (i)         310,966             -     443,473        -
                                           -----------  ------------  ----------  -------

                                           $5,768,381    $6,093,530   $2,933,647       -
                                           ===========  ============  ==========  =======

Property of Joint Venture in
   Which the Partnership has a
   51% Interest and has
   Invested in Under an
   Operating Lease:

      Denny's Restaurant:
           Holland, Michigan    -            $295,987             -    $780,451        -
                                           ===========  ============  ==========  =======

Property of Joint Venture in
    Which the Partnership has
    a 26.6% Interest and has
    Invested in Under an
    Operating Lease:

      Po Folks Restaurant:
           Titusville, Florida (-)           $271,350             -    $750,985        -
                                           ===========  ============  ==========  =======

Property of Joint Venture in
   Which the Partnership has a
   57% Interest and has Invested
   in Under an Operating Lease:

      Waffle House Restaurant:
           Cocoa, Florida                    $183,229      $192,857           -        -
                                           ===========  ============  ==========  =======

Property of Joint Venture in
   Which the Partnership has a
   35.71% Interest and has
   Invested in Under an
   Operating Lease:

      IHOP Restaurant:
           Warren, Michigan     -            $507,965      $889,080           -        -
                                           ===========  ============  ==========  =======

Property of Joint Venture in
   Which the Partnership has a
   96.1% Interest and has
   Invested in Under an
   Operating Lease:

      KFC Restaurant:
           Auburn, Massachusetts-            $484,362             -           -        -
                                           ===========  ============  ==========  =======




                                                                        Costs Capitalized
                                                                          Subsequent to
                                                 Initial Cost              Acquisition
                                           -------------------------  -------------------
                             Encum-                     Buildings and Improve-    Carrying
                             brances          Land       Improvements   ments     Costs
                            ----------     -----------  ------------  ----------  -------
Property of Joint Venture in
   Which the Partnership has
   a 68.87% Interest and has
   Invested in Under an
   Operating Lease:

      Denny's Restaurant:
           Kingsville, Texas (k)-            $270,189             -    $243,326        -
                                           ===========  ============  ==========  =======

Property in Which the
   Partnership has a 53%
   Interest as Tenants-in-
   Common and has Invested
   in Under an Operating Lease:

      Golden Corral Family
           Steakhouse Restaurant:
               Clinton, North Ca-olina       $138,382      $676,588           -        -
                                           ===========  ============  ==========  =======

Property in Which the Partnership
   has a 76% Interest as Tenants-
   in-Common and has Invested in
   Under an Operating Lease:

      Arby's Restaurant:
          Zephyrhills, Florida  -            $260,146      $441,434           -        -
                                           ===========  ============  ==========  =======

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

      Pizza Hut Restaurant:
           Washington, D. C.    -                   -      $459,543           -        -
                                           ===========  ============  ==========  =======

Property of Joint Venture in
    Which the Partnership has a
    96.1% Interest and has Invested
    in Under a Direct Financing
    Lease:

      KFC Restaurant:
           Auburn, Massachusetts-                   -             -    $434,947        -
                                           ===========  ============  ==========  =======





    Net Cost Basis at Which                                               Life on Which
  Carried at Close of Period (c)                                          Depreciation in
---------------------------------------                Date               Latest Income
               Buildings and             Accumulated  of Con-   Date       Statement is
    Land       Improvements   Total      Depreciation structioAcquired       Computed
-------------  -----------  -----------  -----------  ------  ---------    ------------





    $287,769     $567,785     $855,554     $218,882   1988     07/88           (b)
     187,928      657,931      845,859      242,064   1989     11/88           (b)


     120,210      279,689      399,899      121,428   1988     12/88           (b)
     169,951      281,686      451,637      122,321   1988     12/88           (b)


     174,336            -      174,336           (g)    -      06/94           (g)


     161,616      650,934      812,550      289,304   1988     08/88           (b)


     135,407      334,665      470,072      106,737   1989     10/88           (h)
     251,650      372,278      623,928      163,389   1988     10/88           (b)



     107,560      586,375      693,935      263,869   1988     06/88           (b)


     476,755      368,405      845,160      159,717   1987     12/88           (b)


     352,957      368,702      721,659      157,723   1989     11/88           (b)


      26,510      231,874      258,384      102,733   1985     09/88           (b)
      40,444      232,823      273,267      103,154   1981     09/88           (b)
       8,826      178,570      187,396       79,117   1981     09/88           (b)
      63,708      184,279      247,987       81,645   1974     09/88           (b)
     191,737           (f)     191,737            -   1986     01/89           (d)


     202,438      428,406      630,844      185,995   1988     12/88           (b)
     312,574      452,601      765,175      196,540   1988     12/88           (b)
     363,432      426,123      789,555      185,042   1988     12/88           (b)


     440,355      523,478      963,833      224,659   1989     10/88           (b)


     504,169      522,025    1,026,194       87,052   1996     12/96           (b)











       Net Cost Basis at Which                                             Life on Which
    Carried at Close of Period (c)                                        Depreciation in
---------------------------------------                Date                Latest Income
               Buildings and             Accumulated  of Con-   Date       Statement is
    Land       Improvements   Total      Depreciation structioAcquired       Computed
-------------  -----------  -----------  -----------  ------  ---------    ------------



     346,627      502,117      848,744      218,979   1988     12/88           (b)
     530,456      432,958      963,414      187,702   1984     12/88           (b)


     310,966      443,473      754,439      191,157   1988     09/88           (b)
-------------  -----------  -----------  -----------

  $5,768,381   $9,027,177   $14,795,558  $3,689,209
=============  ===========  ===========  ===========








    $295,987     $780,451   $1,076,438     $342,531   1988     10/87           (b)
=============  ===========  ===========  ===========








     $85,235     $364,146     $449,381     $288,670   1988     10/87           (b)
=============  ===========  ===========  ===========








    $183,229     $192,857     $376,086      $77,198   1986     12/89           (b)
=============  ===========  ===========  ===========








    $507,965     $889,080   $1,397,045      $97,677   1996     09/98           (b)
=============  ===========  ===========  ===========








    $484,362           (f)    $484,362           (d)  1989     03/90           (d)
=============               ===========  ===========











  Net Cost Basis at Which                                                  Life on Which
  Carried at Close of Period (c)                                          Depreciation in
---------------------------------------               Date                 Latest Income
               Buildings and             Accumulated  of Con-   Date       Statement is
    Land       Improvements   Total      Depreciation structioAcquired       Computed
-------------  -----------  -----------  -----------  ------  ---------    ------------







    $150,742     $243,326     $394,068      $38,421   1988     10/88           (d)
=============  ===========  ===========  ===========









    $138,382     $676,588     $814,970     $133,932   1996     01/96           (b)
=============  ===========  ===========  ===========







    $260,146     $441,434     $701,580      $43,448   1990     01/99           (b)
=============  ===========  ===========  ===========






           -           (f)          (f)          (d)  1986     01/89           (d)
=============








           -           (f)          (f)          (d)  1989     03/90           (d)
=============




                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998 are summarized as follows:

                                                                                           Accumulated
                                                                           Cost            Depreciation
                                                                      ----------------   -----------------
         Properties the Partnership has Invested
           in Under Operating Leases:

              Balance, December 31, 1998                                 $ 19,231,068        $  3,744,609
              Depreciation expense                                                 --             405,488
                                                                      ----------------   -----------------

              Balance, December 31, 1999                                   19,231,068           4,150,097
              Dispositions                                                 (2,624,687 )          (692,463 )
              Provision for write-down of assets                             (387,612 )                --
              Depreciation expense                                                 --             376,013
                                                                      ----------------   -----------------

              Balance, December 31, 2000                                   16,218,769           3,833,647
              Dispositions                                                 (1,244,394 )          (464,651 )
              Provisions for write-down of assets                            (178,817 )                --
              Depreciation expense                                                 --             320,213
                                                                      ----------------   -----------------

              Balance, December 31, 2001                                 $ 14,795,558        $  3,689,209
                                                                      ================   =================

         Property of Joint Venture in Which the Partnership has a 51% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1998                                 $  1,076,438         $   264,486
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 1999                                    1,076,438             290,501
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 2000                                    1,076,438             316,516
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 2001                                 $  1,076,438         $   342,531
                                                                      ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION CONTINUED

                                December 31, 2001


                                                                                            Accumulated
                                                                            Cost            Depreciation
                                                                       ----------------   -----------------
          Property of Joint Venture in Which the Partnership
            has a 26.6% Interest and has Invested in Under
            an Operating Lease:

               Balance, December 31, 1998                                  $   750,045         $   245,306
               Depreciation expense                                                 --              17,624
                                                                       ----------------   -----------------

               Balance, December 31, 1999                                      750,045             262,930
               Depreciation expense                                                 --              16,936
               Provision for write-down of assets (i)                         (227,094 )                --
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                      522,951             279,866
               Depreciation expense                                                 --               8,804
               Provision for write-down of assets (i)                          (73,570 )                --
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                  $   449,381         $   288,670
                                                                       ================   =================

          Property of Joint Venture in Which the Partnership has a 57% Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1998                                  $   376,086         $    57,911
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 1999                                      376,086              64,340
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                      376,086              70,769
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                  $   376,086         $    77,198
                                                                       ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                            Accumulated
                                                                            Cost            Depreciation
                                                                       ----------------   -----------------
          Property of Joint Venture in Which the Partnership has
            a 35.71% Interest and has Invested in Under an
            Operating Lease:

               Balance, December 31, 1998                                 $  1,397,045          $    8,769
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 1999                                    1,397,045              38,405
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                    1,397,045              68,041
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                 $  1,397,045         $    97,677
                                                                       ================   =================

          Property of Joint Venture in Which the Partnership has a 96.1% Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1998                                  $   484,362            $     --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 1999                                      484,362                  --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                      484,362                  --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                  $   484,362            $     --
                                                                       ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                   -----------------   -----------------
       Property of Joint Venture in Which the Partnership has
         a 68.87% Interest and has Invested in Under an
         Operating Lease:

            Balance, December 31, 1998 (j)                              $   150,742            $     --
            Reclassified from net investment in direct
                financing lease (h)                                         243,326                  --
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 1999 (j)(h)                               394,068              12,807
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 2000 (j)(h)                               394,068              25,614
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 2001 (j)(h)                           $   394,068         $    38,421
                                                                   =================   =================

       Property in Which the Partnership has a 53% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                  $   814,970         $    66,273
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 1999                                      814,970              88,826
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 2000                                      814,970             111,379
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 2001                                  $   814,970         $   133,932
                                                                   =================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                   -----------------   -----------------

       Property in Which the Partnership has a 76% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                     $     --            $     --
            Acquisition                                                     701,580                  --
            Depreciation expense                                                 --              13,532
                                                                   -----------------   -----------------

            Balance, December 31, 1999                                      701,580              13,532
            Depreciation expense                                                 --              15,202
                                                                   -----------------   -----------------

            Balance, December 31, 2000                                      701,580              28,734
            Depreciation expense                                                 --              14,714
                                                                   -----------------   -----------------

            Balance, December 31, 2001                                  $   701,580         $    43,448
                                                                   =================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $15,047,560 and $6,039,412, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases, therefore, depreciation is not applicable.

(e) The restaurant on the Property in Maywood, Illinois, was converted to a Dunkin Donuts restaurant and a Holsum Bread bakery in 1993.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components are not shown.

(g) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

(h) Effective January 1, 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1999, and depreciated over remaining estimated life of approximately 19 years.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001


(i) The undepreciated cost of the Property in Titusville, Florida, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording provisions for write-down of assets in the amount of $125,251 and $147,039 at December 31, 1998 and December 31, 1997, respectively. During 1997, the operator of this Property vacated the Property and ceased operations. The impairment at December 31, 1998, represented the difference between the Property's carrying value and the estimated net realizable value of the Property. No additional impairment was recorded during 1999. During 2000, the Partnership recognized an additional impairment by recording a provision for write-down of assets in the amount of $227,094. During 2001, the Partnership recognized an additional impairment by recording a provision for write-down of assets in the amount of $73,570. The cost of the Property presented on this schedule is the net cost basis at which the Property was carried at December 31, 2001, including the provisions for loss on assets.

(j) The undepreciated cost of the Property in Kingsville, Texas, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $119,447 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of their lease agreement. The impairment at December 31, 1998, represented the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 15, 1999, and depreciated over the remaining life of approximately 19 years. The cost of land for this the Property presented on this schedule is the net cost basis at which the Property was carried at December 31, 2001, including the provision for write-down of assets.