Form 10-Q
period 2002-03-31
CNL INCOME FUND IV LTD
filed 2002-05-15
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to________________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2854435
--------------------------------              --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


  450 South Orange Avenue
      Orlando, Florida                                     32801
--------------------------------              --------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                            March 31,               December 31,
                                                              2002                      2001
                                                        ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, net                  $ 11,029,644              $ 11,106,349
Net investment in direct financing leases                         315,861                   323,935
Investment in joint ventures                                    3,027,727                 3,108,042
Cash and cash equivalents                                         631,160                   645,220
Receivables                                                        34,933                    51,516
Due from related parties                                              471                     4,574
Accrued rental income                                             275,270                   269,464
Other assets                                                       34,091                    33,675
                                                        ------------------       -------------------

                                                             $ 15,349,157              $ 15,542,775
                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                          $   15,312                $   10,252
Real estate taxes payable                                          44,774                    48,654
Distributions payable                                             523,947                   523,947
Due to related parties                                            204,073                   189,985
Rents paid in advance and deposits                                 32,725                    33,068
                                                        ------------------       -------------------
    Total liabilities                                             820,831                   805,906

Partners' capital                                              14,528,326                14,736,869
                                                        ------------------       -------------------

                                                             $ 15,349,157              $ 15,542,775
                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                           Quarter Ended
                                                                             March 31,
                                                                     2002                 2001
                                                                ---------------      ---------------
Revenues:
    Rental income from operating leases                              $ 371,224            $ 375,447
    Earned income from direct financing leases                           8,400                8,907
    Contingent rental income                                            24,103               11,164
    Interest and other income                                            2,175               67,311
                                                                ---------------      ---------------
                                                                       405,902              462,829
                                                                ---------------      ---------------

Expenses:
    General operating and administrative                                60,339               91,602
    Provision for doubtful accounts                                         --                9,868
    Professional services                                               14,522               19,357
    Real estate taxes                                                      628                3,897
    State and other taxes                                                9,370               24,805
    Depreciation and amortization                                       77,562               84,679
                                                                ---------------      ---------------
                                                                       162,421              234,208
                                                                ---------------      ---------------

Income Before Equity in Earnings of Joint Ventures                     243,481              228,621

Equity in Earnings of Joint Ventures                                    71,923               73,501
                                                                ---------------      ---------------

Net Income                                                           $ 315,404            $ 302,122
                                                                ===============      ===============

Net Income per Limited Partner Unit                                   $   5.26             $   5.04
                                                                ===============      ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                   60,000               60,000
                                                                ===============      ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                        Quarter Ended           Year Ended
                                                          March 31,            December 31,
                                                             2002                  2001
                                                      -------------------    ------------------
General partners:
    Beginning balance                                        $   787,351            $  787,351
    Net income                                                        --                    --
                                                      -------------------    ------------------
                                                                 787,351               787,351
                                                      -------------------    ------------------

Limited partners:
    Beginning balance                                         13,949,518            16,008,318
    Net income                                                   315,404             1,089,094
    Distributions ($8.73 and $52.46 per
       limited partner unit, respectively)                      (523,947 )          (3,147,894 )
                                                      -------------------    ------------------
                                                              13,740,975            13,949,518
                                                      -------------------    ------------------

Total partners' capital                                     $ 14,528,326          $ 14,736,869
                                                      ===================    ==================

            See accompanying noes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Quarter Ended
                                                                           March 31,
                                                                    2002               2001
                                                                --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                       $ 467,903          $ 434,899
                                                                --------------    ---------------

    Cash Flows from Investing Activities:
       Liquidating distribution from joint venture                     41,984                 --
       Payment of lease costs                                              --            (21,250 )
                                                                --------------    ---------------
              Net cash used in investing activities                    41,984            (21,250 )
                                                                --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                             (523,947 )         (525,000 )
                                                                --------------    ---------------
              Net cash used in financing activities                  (523,947 )         (525,000 )
                                                                --------------    ---------------

Net Decrease in Cash and Cash Equivalents                             (14,060 )         (111,351 )

Cash and Cash Equivalents at Beginning of Quarter                     645,220          1,366,871
                                                                --------------    ---------------

Cash and Cash Equivalents at End of Quarter                         $ 631,160         $1,255,520
                                                                ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end
          of quarter                                                $ 523,947          $ 975,000
                                                                ==============    ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Investment in Joint Ventures:
        -----------------------------

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, sold its property to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $42,000 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


2.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at:

                                                                March 31,          December 31,
                                                                  2002                 2001
                                                            ------------------   ------------------
             Land and buildings on operating
                  leases, net                                     $ 4,483,305          $ 4,672,053
             Net investment in direct financing
                  lease                                               339,284              343,619
             Cash                                                      29,066               24,547
             Receivables                                                1,261               23,086
             Accrued rental income, less
                  allowance for doubtful accounts                     160,155              161,143
             Other assets                                               2,087                3,111
             Liabilities                                               14,096               21,941
             Partners' capital                                      5,001,062            5,205,618



                                                                   Quarter Ended March 31,
                                                                  2002                 2001
                                                            ------------------   ------------------

             Revenues                                              $  148,903           $  152,531
             Expenses                                                  31,027               36,055
             Net income                                               117,876              116,476


         The Partnership recognized income totaling $71,923 and $73,501 for the quarters ended March 31, 2002 and 2001, respectively, from these joint ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 31 Properties, either directly or indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $467,903 and $434,899, during the quarters ended March 31, 2002 and 2001, respectively. The increase in cash from operations for the quarter ended March 31, 2002 was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, sold its Property to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $42,000 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership used the majority of the liquidation proceeds to pay liabilities of the Partnership.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $631,160 invested in such short-term investments, as compared to $645,220 at December 31, 2001. The funds remaining at March 31, 2002, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the quarter ended March 31, 2002, the liquidating distributions received from Titusville Joint Venture, and for the quarter ended March 31, 2001, the net proceeds from the
2000 sale of the Property in Topeka, Kansas, the Partnership declared distributions to limited partners of $523,947 and $975,000 for the quarters ended March 31, 2002 and 2001, respectively. This represents distributions of $8.73 and $16.25 per unit for the quarters ended March 31, 2002 and 2001, respectively. Distributions for the quarter ended March 31, 2001, included a special distribution of $450,000, as a result of the distribution of net sales proceeds from the 2000 sale of the Property in Topeka, Kansas. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of two Properties in 2001, the Partnership's total revenues were reduced, while the majority of the Partnership's operating expenses remained fixed. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $820,831 at March 31, 2002, from $805,906 at December 31, 2001, primarily as a result of an increase in amounts due to related parties at March 31, 2002. Total liabilities at March 31, 2002, to the extent they exceed cash and cash equivalents at March 31, 2002, will be paid from future cash from operations, and, in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 26 wholly owned Properties (including two Properties which were sold during 2001) and during the quarter ended March 31, 2002, the Partnership owned and leased 24 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $379,624 and $384,354, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to the sale of the Properties in Palm Bay, Florida and Corpus Christi, Texas during 2001. During 2001, the Partnership distributed a portion of the net sales proceeds from the sale of these Properties to the limited partners. Rental and earned income are expected to remain at reduced amounts as a result of the Partnership distributing the net sales proceeds from the 2001 sales of Properties to the limited partners.

         Rental and earned income also decreased during the quarter ended March 31, 2002 due to the fact that the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for the Property in Streator, Illinois, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during 2001. The Partnership re-leased this Property to a new tenant. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do not anticipate that the decrease in rental income relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         The decrease in rental and earned rental income, during the quarter ended March 31, 2002, was partially offset by an increase in rental and earned income as a result of the Partnership re-leasing the Property in Richmond, Virginia in 2001. This Property was vacant during the first quarter of 2001.

         For the quarters ended March 31, 2002 and 2001, the Partnership also earned $24,103 and $11,164, respectively, in contingent rental income from the Partnership's Properties. The increase in contingent rental income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001 was primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the quarters ended March 31, 2002 and 2001, the Partnership also earned $2,175 and $67,311, respectively, in interest and other income. Interest and other income during the quarter ended March 31, 2001, was higher primarily due to interest earned on the net sales proceeds received from the sale of Properties, pending distribution to the limited partners, as described above in "Short-Term Liquidity."

         Operating expenses, including depreciation and amortization, were $162,421 and $234,208 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, state taxes were higher during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2002, due to the fact that the Partnership incurred additional taxes on approximately one million dollars in gains on the sale of Properties.

         During the quarter ended March 31, 2001, the Partnership recorded a provision for doubtful accounts for past due rental amounts relating to the Big Boy's Property located in Topeka, Kansas, due to financial difficulties the tenant was experiencing. No such provision was recorded during the quarter ended March 31, 2002.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

              (b)  Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 2002.


                                            CNL INCOME FUND IV, LTD.

                                            By: CNL REALTY CORPORATION
                                                General Partner


                                                By:/s/ James M. Seneff, Jr.
                                                   ----------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                                By:/s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)