Form 10-Q
period 2002-06-30
CNL INCOME FUND IV LTD
filed 2002-08-14
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund IV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-2854435
------------------------------------              ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


   450 South Orange Avenue
       Orlando, Florida                                      32801
------------------------------------              ---------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            June 30,                December 31,
                                                                              2002                      2001
                                                                        ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, net                                 $  10,952,939             $  11,106,349
Net investment in direct financing leases                                         310,735                   323,935
Investment in joint ventures                                                    3,008,254                 3,108,042
Cash and cash equivalents                                                         531,717                   645,220
Receivables, less allowance for doubtful accounts of $9,858
    in 2002                                                                        22,628                    51,516
Due from related parties                                                               --                     4,574
Accrued rental income                                                             281,076                   269,464
Other assets                                                                       29,624                    33,675
                                                                        ------------------       -------------------

                                                                            $  15,136,973             $  15,542,775
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     8,185              $     10,252
Real estate taxes payable                                                          49,669                    48,654
Distributions payable                                                             523,947                   523,947
Due to related parties                                                            199,884                   189,985
Rents paid in advance and deposits                                                 38,792                    33,068
                                                                        ------------------       -------------------
    Total liabilities                                                             820,477                   805,906

Partners' capital                                                              14,316,496                14,736,869
                                                                        ------------------       -------------------

                                                                            $  15,136,973             $  15,542,775
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                  Six Months Ended
                                                                      June 30,                         June 30,
                                                                2002             2001            2002            2001
                                                            --------------   -------------   --------------  --------------
Revenues:
    Rental income from operating leases                        $  374,296       $ 385,344       $  745,520      $  760,791
    Earned income from direct financing leases                      8,266           8,786           16,666          17,693
    Contingent rental income                                        2,335          19,227           26,437          30,391
    Interest and other income                                       1,405          11,123            3,581          74,963
                                                            --------------   -------------   --------------  --------------
                                                                  386,302         424,480          792,204         883,838
                                                            --------------   -------------   --------------  --------------

Expenses:
    General operating and administrative                           59,708          65,423          131,176         163,000
    Property expenses                                              12,671          17,399           16,693          41,075
    State and other taxes                                           4,729           2,356           14,099          27,161
    Depreciation and amortization                                  77,087          82,673          154,649         167,352
    Provision for write-down of assets                                 --         178,817               --         178,817
                                                            --------------   -------------   --------------  --------------
                                                                  154,195         346,668          316,617         577,405
                                                            --------------   -------------   --------------  --------------

Income Before Loss on Sale of Assets and Equity in
    Earnings of Joint Ventures                                    232,107          77,812          475,587         306,433

Loss on Sale of Assets                                                 --         (93,792 )             --         (93,792 )

Equity in Earnings of Joint Ventures                               80,011          58,596          151,934         132,097
                                                            --------------   -------------   --------------  --------------

Net Income                                                     $  312,118       $  42,616       $  627,521      $  344,738
                                                            ==============   =============   ==============  ==============

Net Income per Limited Partner Unit                             $    5.20        $   0.71        $   10.46       $    5.75
                                                            ==============   =============   ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              60,000          60,000           60,000          60,000
                                                            ==============   =============   ==============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     787,351            $  787,351
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      787,351               787,351
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              13,949,518            16,008,318
    Net income                                                                        627,521             1,089,094
    Distributions ($17.46 and $52.46 per
       limited partner unit, respectively)                                         (1,047,894 )          (3,147,894 )
                                                                          --------------------    ------------------
                                                                                   13,529,145            13,949,518
                                                                          --------------------    ------------------

Total partners' capital                                                        $   14,316,496          $ 14,736,869
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2002               2001
                                                                               --------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $  892,407         $   840,135
                                                                               --------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                       --             390,000
       Liquidating distribution from joint venture                                    41,984                  --
       Payment of lease costs                                                             --             (21,250 )
                                                                               --------------    ----------------

              Net cash used in investing activities                                   41,984             368,750
                                                                               --------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,047,894 )        (1,500,000 )
                                                                               --------------    ----------------
              Net cash used in financing activities                               (1,047,894 )        (1,500,000 )
                                                                               --------------    ----------------

Net Decrease in Cash and Cash Equivalents                                           (113,503 )          (291,115 )

Cash and Cash Equivalents at Beginning of Period                                     645,220           1,366,871
                                                                               --------------    ----------------

Cash and Cash Equivalents at End of Period                                        $  531,717        $  1,075,756
                                                                               ==============    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Deferred real estate disposition fees incurred and unpaid at
          end of period                                                              $    --          $   11,700
                                                                               ==============    ================

       Distributions declared and unpaid at end
          of period                                                               $  523,947         $   525,000
                                                                               ==============    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures:

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, sold its property to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The property was identified for sale as of December 31, 2001. The Partnership and the joint venture partner dissolved the joint venture and the Partnership received approximately $42,000 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                   2002              2001
                                               --------------    -------------

                      Shoney's, Inc.               $ 143,719        $ 169,479
                      Tampa Foods, L.P.              105,648           99,468

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                        2002             2001
                                                    --------------   -----------

                Wendy's Old Fashioned
                     Hamburger Restaurants             $  164,356    $  154,248
                Denny's                                   121,606       120,068
                Shoney's                                  120,044       117,837
                Arby's                                     98,295           N/A
                Golden Corral Family Steakhouse
                     Restaurants                              N/A       104,522

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 25 Properties directly and eight Properties indirectly, through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 24 Properties directly and seven Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital is cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $892,407 and $840,135, during the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002 was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, sold its Property to an unrelated third party for $180,000 and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. This Property was identified for sale as of December 31, 2001. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $42,000 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership used the majority of the liquidation proceeds to pay liabilities of the Partnership.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $531,717 invested in such short-term investments, as compared to $645,220 at December 31, 2001. The funds remaining at June 30, 2002, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the six months ended June 30, 2002, the liquidating distributions received from Titusville Joint Venture, and for the six months ended June 30, 2001, the net proceeds from the 2000 sale of the Property in Topeka, Kansas, the Partnership declared distributions to limited partners of $1,047,894 and $1,500,000 for the six months ended June 30, 2002 and 2001, ($523,947 and $525,000 for the quarters ended June 30, 2002 and 2001), respectively. This represents distributions of $17.46 and $25.00 per unit for the six months ended June 30, 2002 and 2001, respectively, ($8.73 and $8.75 for the quarters ended June 30, 2002 and 2001, respectively). Distributions for the six months ended June 30, 2001, included a special distribution of $450,000, as a result of the distribution of net sales proceeds from the 2000 sale of the Property in Topeka, Kansas. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of two Properties in 2001, the Partnership's total revenues were reduced, while the majority of the Partnership's operating expenses remained fixed. No distributions were made to the general partners for the six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $820,477 at June 30, 2002, from $805,906 at December 31, 2001, primarily as a result of an increase in amounts due to related parties at June 30, 2002. Total liabilities at June 30, 2002, to the extent they exceed cash and cash equivalents at June 30, 2002, will be paid from future cash from operations, and, in the event the general partners elect to make additional contributions or loans, from the future general partners' capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $762,186 for the six months ended June 30, 2002, as compared to $778,484 for the six months ended June 30, 2001, of which $382,562 and $394,130 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues during the six months ended June 30, 2002, as compared to the same period in 2001, was partially attributable to the sale of the Properties in Palm Bay, Florida and Corpus Christi, Texas during 2001. During 2001, the Partnership distributed a portion of the net sales proceeds from the sale of these Properties to the limited partners, as a result, rental revenues are expected to remain at reduced amounts.

         Rental revenues also decreased during the quarter and six months ended June 30, 2002 due to the fact that the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for the Property in Streator, Illinois, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during 2001. The Partnership re-leased this Property to a new tenant. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues in future periods will remain at reduced amounts. However, the general partners do not anticipate that the decrease in rental revenues relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         The decrease in rental revenues, during the six months ended June 30, 2002, was partially offset by an increase in rental revenues as a result of the Partnership re-leasing the Property in Richmond, Virginia in 2001. This Property was vacant during the first quarter of 2001.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $26,437 and $30,391, respectively, in contingent rental income from the Partnership's Properties, of which $2,335 and $19,227 were earned during the quarters ended June 30, 2002 and 2001, respectively.

         During the six months ended June 30, 2002 and 2001, the Partnership recognized income of $151,934 and $132,097, respectively, attributable to net operating results from joint ventures, of which income of $80,011 and $58,596 were reported during the quarters ended June 30, 2002 and 2001, respectively. Net operating results reported by joint ventures were lower during the quarter and six months ended June 30, 2001, as compared to the same period in 2002, due to the fact that the tenant of the Property owned by Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) vacated the Property in 1997, and the Partnership incurred expenses, which are of a fixed nature, such as real estate taxes, insurance and maintenance during 2001. In addition, during the quarter and six months ended June 30, 2001, the joint venture established a provision for write-down of assets for its Property for approximately $38,300. The provision represented the difference between the Property's carrying value at June 30, 2001, and its fair value. During January 2002, the joint venture sold this Property, as described above, in "Capital Resources." Net income earned by joint ventures is expected to remain at reduced amounts as a result of distributing the majority of net sales proceeds received to the Limited Partners.

         During the six months ended June 30, 2002, two of the Partnership's lessees, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenant-in-common). It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P., each will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, during the six months ended June 30, 2002, four Restaurant Chains, Wendy's, Denny's, Shoney's and Arby's, each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $3,581 and $74,963, respectively, in interest and other income, of which $1,405 and $11,123 were earned during the quarters ended June 30, 2002 and 2001, respectively. Interest and other income during the quarter and six months ended June 30, 2001, was higher primarily due to interest earned on the net sales proceeds received from the sale of Properties, pending distribution to the limited partners, as described above in "Short-Term Liquidity."

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $316,617 and $577,405, for the six months ended June 30, 2002 and 2001, respectively, of which $154,197 and $346,668 were incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2001, as compared to the same period in 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $178,817 relating to the Property in Palm Bay, Florida. The tenant defaulted under the terms of its lease and vacated the Property. The increase in the provision represented the difference between the carrying value of the Property at June 30, 2001, and its fair value. During August 2001, the Partnership sold this Property and recognized a loss of approximately $27,100 during the year ended December 31, 2001. In addition, state taxes were higher during the six months ended June 30, 2001, as compared to the same period in 2002, due to the fact that the Partnership incurred additional taxes on gains on the sale of Properties.

         The decrease in operating expenses during the six months ended June 30, 2002, as compared to the same period in 2001, was also partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and to a decrease in depreciation expense due to the sale of two Properties in 2001. During the six months ended June 30, 2001, the Partnership recorded a provision for doubtful accounts of approximately $9,900 for past due rental amounts relating to the Big Boy's Property located in Topeka, Kansas, due to financial difficulties the tenant was experiencing.

         As a result of the sale of the Property in Corpus Christi, Texas during 2001, the Partnership recognized a loss of approximately $93,800 during the quarter and six months ended June 30, 2001.

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

                     10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                     (b)      Reports on Form 8-K

                              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2002.


                                       CNL INCOME FUND IV, LTD.

                                       By:CNL REALTY CORPORATION
                                          General Partner


                                           By:/s/ James M. Seneff, Jr.
                                              ---------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                           By:/s/ Robert A. Bourne
                                              ---------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IV, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:  August 12, 2002                        /s/ James M. Seneff, Jr.
                                              -----------------------------
                                              Name:  James M. Seneff, Jr.
                                              Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IV, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date:   August 12, 2002                        /s/ Robert A. Bourne
                                               ------------------------------
                                               Name:  Robert A. Bourne
                                               Title: President and Treasurer

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

         10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.5