Form 10-Q
period 2002-09-30
CNL INCOME FUND IV LTD
filed 2002-11-12
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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


                            CNL Income Fund IV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                          59-2854435
-----------------------------------              ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


     450 South Orange Avenue
        Orlando, Florida                                      32801
-----------------------------------              -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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




                                                                       Page
Part I.

     Item 1.   Financial Statements:

                   Condensed Balance Sheets                            1

                   Condensed Statements of Income                      2

                   Condensed Statements of Partners' Capital           3

                   Condensed Statements of Cash Flows                  4

                   Notes to Condensed Financial Statements             5

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 6-9

     Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                         9

     Item 4.   Controls and Procedures                                 9

Part II.

     Other Information                                                10-11

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                          September 30,             December 31,
                                                                              2002                      2001
                                                                        ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, net                                 $  10,876,234             $  11,106,349
Net investment in direct financing leases                                         305,470                   323,935
Investment in joint ventures                                                    2,987,873                 3,108,042
Cash and cash equivalents                                                         457,889                   645,220
Receivables, less allowance for doubtful accounts
    of $11,830 in 2002                                                             34,340                    51,516
Due from related parties                                                               --                     4,574
Accrued rental income                                                             284,047                   269,464
Other assets                                                                       24,838                    33,675
                                                                        ------------------       -------------------

                                                                            $  14,970,691             $  15,542,775
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     9,459              $     10,252
Real estate taxes payable                                                          55,654                    48,654
Distributions payable                                                             523,947                   523,947
Due to related parties                                                            207,108                   189,985
Rents paid in advance and deposits                                                 29,648                    33,068
                                                                        ------------------       -------------------
    Total liabilities                                                             825,816                   805,906

Partners' capital                                                              14,144,875                14,736,869
                                                                        ------------------       -------------------

                                                                            $  14,970,691            $   15,542,775
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                  Nine Months Ended
                                                                    September 30,                    September 30,
                                                                2002             2001            2002            2001
                                                            --------------   -------------   --------------  --------------
Revenues:
    Rental income from operating leases                        $  374,297       $ 372,195      $ 1,119,817     $ 1,132,986
    Earned income from direct financing leases                      8,127           8,661           24,793          26,354
    Contingent rental income                                       33,736           4,555           60,173          34,946
    Lease termination income                                           --          67,073               --          67,073
    Interest and other income                                       1,993          10,039            5,574          75,821
                                                            --------------   -------------   --------------  --------------
                                                                  418,153         462,523        1,210,357       1,337,180
                                                            --------------   -------------   --------------  --------------

Expenses:
    General operating and administrative                           52,676          30,863          183,852         193,863
    Property expenses                                              11,045          29,289           27,738          51,315
    Provision for doubtful accounts                                    --             165               --          10,033
    State and other taxes                                              --           1,168           14,099          28,329
    Depreciation and amortization                                  77,324          77,720          231,973         245,072
    Provision for write-down of assets                                 --              --               --         178,817
                                                            --------------   -------------   --------------  --------------
                                                                  141,045         139,205          457,662         707,429
                                                            --------------   -------------   --------------  --------------

Income Before Loss on Sale of Assets and Equity in
    Earnings of Joint Ventures                                    277,108         323,318          752,695         629,751

Loss on Sale of Assets                                                 --         (27,080 )             --        (120,872 )

Equity in Earnings of Joint Ventures                               75,218          80,513          227,152         212,610
                                                            --------------   -------------   --------------  --------------

Net Income                                                     $  352,326       $ 376,751       $  979,847      $  721,489
                                                            ==============   =============   ==============  ==============

Net Income per Limited Partner Unit                             $    5.87        $   6.28        $   16.33       $   12.02
                                                            ==============   =============   ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              60,000          60,000           60,000          60,000
                                                            ==============   =============   ==============  ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      787,351          $    787,351
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      787,351               787,351
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              13,949,518            16,008,318
    Net income                                                                        979,847             1,089,094
    Distributions ($26.19 and $52.46 per
       limited partner unit, respectively)                                         (1,571,841 )          (3,147,894 )
                                                                         ---------------------    ------------------
                                                                                   13,357,524            13,949,518
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    14,144,875         $  14,736,869
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   2002               2001
                                                                               --------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 1,342,526        $  1,329,952
                                                                               --------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                       --             679,894
       Liquidating distribution from joint venture                                    41,984                  --
       Payment of lease costs                                                             --             (21,250 )
                                                                               --------------    ----------------
              Net cash provided by investing activities                               41,984             658,644
                                                                               --------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,571,841 )        (2,025,000 )
                                                                               --------------    ----------------
              Net cash used in financing activities                               (1,571,841 )        (2,025,000 )
                                                                               --------------    ----------------

Net Decrease in Cash and Cash Equivalents                                           (187,331 )           (36,404 )

Cash and Cash Equivalents at Beginning of Period                                     645,220           1,366,871
                                                                               --------------    ----------------

Cash and Cash Equivalents at End of Period                                        $  457,889        $  1,330,467
                                                                               ==============    ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Deferred real estate disposition fees incurred and unpaid at
          end of period                                                              $    --          $   21,023
                                                                               ==============    ================

       Distributions declared and unpaid at end
          of period                                                               $  523,947        $  1,123,943
                                                                               ==============    ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Investment in Joint Ventures:
         ----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 24 Properties directly and eight Properties indirectly, through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 24 Properties directly and seven Properties indirectly, through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $1,342,526 and $1,329,952, during the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002 was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $457,889 invested in such short-term investments, as compared to $645,220 at December 31, 2001. The funds remaining at September 30, 2002, will be used to pay distributions and other liabilities of the Partnership.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, increased to $825,816 at September 30, 2002, from $805,906 at December 31, 2001, primarily as a result of an increase in amounts due to related parties at September 30, 2002. Total liabilities at September 30, 2002, to the extent they exceed cash and cash equivalents at September 30, 2002, will be paid from future cash from operations, and, in the event the general partners elect to make additional contributions or loans, from the future general partners' capital contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the liquidating distribution received from Titusville Joint Venture in 2002, and net sales proceeds from sales of Properties in 2001, the Partnership declared distributions to limited partners of $1,571,841 and $2,623,943 for the nine months ended September 30, 2002 and 2001, ($523,947 and $1,123,943 for the quarters ended September 30, 2002 and 2001), respectively. This represents distributions of $26.19 and $43.73 per unit for the nine months ended September 30, 2002 and 2001, respectively, ($8.73 and $18.73 for the quarters ended September 30, 2002 and 2001, respectively). Distributions for the quarter and nine months ended September 30, 2001, included special distributions of $600,000 and $1,050,000, respectively, as a result of the distribution of net sales proceeds from the 2000 and 2001 sales of three Properties. The special distribution for the nine months ended September 30, 2001 of $1,050,000 was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered. As a result of the sales of several Properties in 2000 and 2001, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended September 30, 2001. No distributions were made to the general partners for the quarter and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total  rental  revenues  were  $1,144,610  for the  nine  months  ended
September 30, 2002, as compared to $1,159,340 for the nine months ended September 30, 2001, of which $382,424 and $380,856 were earned during the third quarter of 2002 and 2001, respectively. The decrease in rental revenues during the nine months ended September 30, 2002, as compared to the same period in 2001, was partially attributable to the sale of the Properties in Palm Bay, Florida and Corpus Christi, Texas during 2001. During 2001, the Partnership distributed a portion of the net sales proceeds from the sale of these Properties to the limited partners, as a result, rental revenues are expected to remain at reduced amounts.

         Rental revenues also decreased during the quarter and nine months ended September 30, 2002 due to the fact that the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for this Property, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during 2001. In connection therewith, the Partnership received approximately $67,100 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues in future periods will remain at reduced amounts. However, the general partners do not anticipate that the decrease in rental revenues relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         The decrease in rental revenues, during the nine months ended September 30, 2002, was partially offset by an increase in rental revenues as a result of the Partnership re-leasing the Property in Richmond, Virginia in 2001. This Property was vacant during the first quarter of 2001.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $60,173 and $34,946, respectively, in contingent rental income from the Partnership's Properties, of which $33,736 and $4,555 were earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in contingent rental income during the quarter and nine months ended September 30, 2002, as compared to same periods in 2001, was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

         During the nine months ended September 30, 2002 and 2001, the Partnership recognized income of $227,152 and $212,610, respectively, attributable to net operating results from joint ventures, of which income of $75,218 and $80,513 were reported during the quarters ended September 30, 2002 and 2001, respectively. Net operating results reported by joint ventures were lower during the nine months ended September 30, 2001, as compared to the same period in 2002, due to the fact that the tenant of the Property owned by Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) vacated the Property in 1997, and the Partnership incurred expenses, which are of a fixed nature, such as real estate taxes, insurance and maintenance during 2001. In addition, during the nine months ended September 30, 2001, the joint venture established a provision for write-down of assets for its Property for approximately $50,900. The provision represented the difference between the Property's carrying value at September 30, 2001, and its fair value. During January 2002, the joint venture sold this Property, as described above, in "Capital Resources."

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $5,574 and $75,821, respectively, in interest and other income, of which $1,993 and $10,039 were earned during the quarters ended September 30, 2002 and 2001, respectively. Interest and other income during the quarter and nine months ended September 30, 2001, was higher primarily due to interest earned on the net sales proceeds received from the sale of Properties, pending distribution to the limited partners, as described above in "Short-Term Liquidity." In addition, interest and other income were higher during the nine months ended September 30, 2001, as compared to the same period in 2002, primarily due to higher average cash balances during the nine months ended September 30, 2001.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $457,662 and $707,429, for the nine months ended September 30, 2002 and 2001, respectively, of which $141,045 and $139,205 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the nine months ended September 30, 2001, as compared to the same period in 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $178,817 relating to the Property in Palm Bay, Florida. The tenant defaulted under the terms of its lease and vacated the Property. The increase in the provision represented the difference between the carrying value of the Property at September 30, 2001, and its estimated fair value. During the quarter and nine months ended September 30, 2001, the Partnership sold this Property and recognized a loss of approximately $27,100. In addition, state taxes were higher during the nine months ended September 30, 2001, as compared to the same period in 2002, due to the fact that the Partnership incurred additional taxes on gains on sale of assets.

         The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period in 2001, was also partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties, and to a decrease in depreciation expense due to the sale of two Properties in 2001. During the nine months ended September 30, 2001, the Partnership recorded a provision for doubtful accounts of approximately $9,900 for past due rental amounts relating to the Big Boy's Property located in Topeka, Kansas, due to financial difficulties the tenant was experiencing. The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period in 2001, was also partially due to the fact that during the nine months ended September 30, 2001, the Partnership incurred expenses such as legal fees, repairs and maintenance, and real estate taxes relating to several Properties with tenants who experienced financial difficulties.

         As a result of the sales of the Properties in Corpus Christi, Texas and
Palm  Bay,   Florida  during  2001,  the   Partnership   recognized   losses  of
approximately $120,900 during the nine months ended September 30, 2001.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                     10.5     Assignment  of Management  Agreement  from CNL APF
                              Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

                     99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     (b)      Reports on Form 8-K

                              No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2002.


                                           CNL INCOME FUND IV, LTD.

                                           By: CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IV, Ltd. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IV, Ltd. (the "registrant") certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002


/s/ Robert A. Bourne
------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)  Exhibits

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

              10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                       10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

              99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2