Form 10-K
period 2002-12-31
CNL INCOME FUND IV LTD
filed 2003-03-28
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

           Securities registered pursuant to Section12 (b) of the Act:

       Title of each class:               Name of exchange on which registered:
            None                                    Not Applicable

           Securities registered pursuant to Section12(g) of the Act:

              Units of limited partnership interest ($500 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X -

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

         As of December 31, 1999, the Partnership owned 38 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2000, the Partnership sold its Properties in Temple Terrace and Punta Gorda, Florida, Topeka, Kansas and Detroit, Michigan and distributed the majority of the net sales proceeds to the limited partners as special distributions in 2000 and 2001. During the year ended December 31, 2001, the Partnership sold its Properties in Palm Bay, Florida and Corpus Christi, Texas and distributed the majority of the net sales proceeds to the limited partners as a special distribution. In January 2002, Titusville Joint Venture sold its Property and the Partnership and the joint venture partner liquidated the joint venture; the Partnership used the majority of the liquidation proceeds to pay liabilities of the Partnership. In February 2003, the Partnership sold its property in Portland, Indiana. The Partnership expects to use the majority of the net sales proceeds to make distributions to the limited partners and to pay liabilities of the Partnership. As of December 31, 2002, the Partnership owned 31 Properties. The 31 Properties include interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from five to 20 years (the average being 17 years), and expire between 2003 and 2019. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $18,600 to $126,600. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 24 of the Partnership's 31 Properties also have been granted options to purchase Properties at the Property's then fair market value, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to the lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In February 2002, a tenant, Sybra, Inc., filed for bankruptcy. During 2002, the Partnership continued to receive rental payments relating to the Property in Zephyrhills, Florida, held with an affiliate of the General Partners, as tenants-in-common. In December 2002, Sybra, Inc. was acquired by Triarc Companies, Inc. and emerged from bankruptcy. The lease relating to the Property in Zephyrhills, Florida was affirmed.

         Effective May 2002, the leases relating to two Arby's Properties in Portland and Winchester, Indiana, were amended to eliminate guaranteed scheduled rent increases. The General Partners do not believe that the rent reductions will have a material adverse effect on the results of operations of the Partnership. All other lease terms remain unchanged.

         The two tenants of the Property in Maywood, Illinois are not expected to exercise their option to renew their leases, which will expire in June 2003. The lost revenues that would result from the loss of these leases will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner

Major Tenants

         During 2002, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Shoney's, Inc. was the lessee under leases relating to three restaurants, and Tampa Foods, L.P. was the lessee relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P., each will continue to contribute more than ten percent of the Partnership's total rental revenues in 2003. In addition, three Restaurant Chains, Shoney's, Denny's, and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental revenues in 2002 (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is unable to re-lease the Property in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

               Entity Name             Year      Ownership           Partners                   Property

      Holland Joint Venture            1988       51.00 %     CNL Income Fund II, Ltd.         Holland, MI

      Cocoa Joint Venture              1988       57.00%      CNL Income Fund V, Ltd.          Cocoa Beach, FL

      Auburn  Joint Venture            1989       96.10%      CNL Income Fund VI, Ltd.         Auburn, MA

      Kingsville Real Estate Joint     1993       68.87%      CNL Income Fund XII, Ltd.        Kingsville, TX
           Venture

      CNL Income Fund IV, Ltd., CNL    1996       53.00%      CNL Income Fund VI, Ltd. CNL     Clinton, NC
           Income Fund VI, CNL                                Income Fund X, Ltd.
           Ltd., Income Fund X,                               CNL Income Fund XV, Ltd.
           Ltd. and CNL Income Fund
           XV, Ltd., Tenants in
           Common

      Warren Joint Venture             1998       35.71%      CNL Income Fund VI, Ltd.         Warren, MI

      CNL Income Fund IV, Ltd. and     1999       76.00%      CNL Income Fund  XVII, Ltd.      Zephyrhills, FL
           CNL Income Fund XVII,
           Ltd., Tenants in Common


         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Each joint venture has an initial term of approximately 5 to 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2002, Titusville Joint Venture was liquidated upon the sale of the Property held by the joint venture and the net sales proceeds were distributed to each joint venture partner in accordance with the terms of the joint venture agreement.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee equal to one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc., the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 31 Properties. Of the 31 Properties, 24 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 14,100 to 98,800 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

                     State                      Number of Properties

                     Alabama                             3
                     Florida                             5
                     Illinois                            2
                     Indiana                             3
                     Maryland                            1
                     Massachusetts                       1
                     Michigan                            3
                     Mississippi                         1
                     North Carolina                      1
                     Ohio                                1
                     Tennessee                           1
                     Texas                               6
                     Virginia                            2
                     Washington, D.C.                    1
                                                  -----------------

                     Total Properties                    31
                                                  =================

         Buildings. Each of the Properties owned by the Partnership, directly and indirectly, includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. In addition, the Property in Maywood, Illinois was leased to two tenants and each operate one separate restaurant chain. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 1,200 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $15,047,560 and $6,039,412, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2002 by Restaurant Chain.

              Restaurant Chain             Number of Properties

              Arby's                                3
              Captain D's                           2
              Checkers                              1
              Denny's                               4
              Dunkin Donuts                         1
              Golden Corral                         2
              IHOP                                  1
              Jack in the Box                       1
              KFC                                   1
              Pizza Hut                             5
              Shoney's                              3
              Taco Bell                             1
              Waffle House                          1
              Wendy's                               2
              Other                                 4
                                              ---------------------
              Total Chains on Properties (1)       32
                                              =====================

        (1) One Property was leased to two tenants and each operate one separate restaurant chain.

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

         At December 31, 2002, 2001, 2000, 1999, and 1998, the Properties were 100%, 97%, 94%, 97%, and 97% occupied, respectively. The following is a schedule of the average rent per property for the years ended December 31:

                                       2002              2001               2000             1999              1998
                                   --------------    --------------     -------------    -------------     -------------

Rental Revenues (1)(2)               $ 1,975,618        $1,976,264       $ 2,255,228      $ 2,640,100       $ 2,544,386
Properties (2)                                31                31                32               37                36
Average Rent per Property              $  63,730         $  63,750         $  70,476        $  71,354         $  70,677

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2003                              2               $   48,247                   2.60%
              2004                              1                   33,058                   1.78%
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             14                  836,223                  45.07%
              2009                              4                  344,144                  18.55%
              2010                              1                   72,803                   3.92%
              2011                              3                  187,970                  10.13%
              2012                             --                       --                      --
              Thereafter                        6                  333,078                  17.95%
                                        ----------        -----------------           -------------
              Total (1) (2)                    31             $  1,855,523                 100.00%
                                        ==========        =================           =============

          (1) One Property was leased to two tenants and each operate one separate restaurant chain.

          (2) Excludes a property sold in February 2003.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Shoney's, Inc. leases three Shoney's restaurants. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $75,000 (ranging from approximately $64,900 to $81,300).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 2,871 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfer of Units. From inception through December 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $405.10 to $475 per Unit. During 2001 and 2002, due primarily to the sales of Properties, the price paid for any Unit transferred pursuant to the Plan was $357.40 and $332 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchasers and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                                     2002 (1)                             2001 (1)
                                        -----------------------------------  ------------------------------------
                                          High         Low        Average      High          Low        Average
                                        ----------   --------    ----------  ----------    --------    ----------

      First Quarter                         $ 263       $200        $  232       $ 324        $207        $  249
      Second Quarter                          259        259           259         400         253           303
      Third Quarter                           508         23           249         298         248           281
      Fourth Quarter                          325        228           281         287         216           241

(1) A total of 747 and 458 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provision of the Partnership Agreement.

         For the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $2,095,788 and $3,147,894, respectively, to the Limited Partners. Distributions for the year ended December 31, 2001, included $1,050,000 in special distributions, as a result of the distribution of net sales proceeds from the sale of several Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership Agreement, $989,873 was applied toward the Limited Partners' 10% Preferred Return and the balance of $60,127 was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners', invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. Therefore, the decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners in the quarter ended September 2001. No amounts distributed to the partners for the years ended December 31, 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.



                            Quarter Ended                                2002             2001
                            -------------------                      -------------    -------------

                            March 31                                    $ 523,947        $ 975,000
                            June 30                                       523,947          525,000
                            September 30                                  523,947        1,123,947
                            December 31                                   523,947          523,947

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)   Not applicable


Item 6.  Selected Financial Data

                                          2002           2001             2000           1999            1998
                                     -------------- --------------   -------------- -------------- -----------------

Year ended December 31:
   Revenues                            $ 1,609,524    $ 1,769,086      $ 1,955,443    $ 2,298,834      $ 2,375,840
    Equity in earnings (losses)
      of joint ventures                    315,135        278,224          234,317        303,223          (90,144)
   Net Income (1)                        1,117,445      1,089,094        2,078,310      1,827,359        1,821,449
   Cash distributions
      declared (2)                       2,095,788      3,147,894        5,050,000      2,400,000        3,633,748
   Net income per Unit                       18.62          18.15            34.64          30.15            30.15
   Cash distributions declared
      per Unit (2)                           34.93          52.46            84.17          40.00            60.56

At December 31:
   Total assets                        $14,797,910    $15,542,775      $17,616,159    $20,828,319      $21,189,833
   Partners' capital                    13,968,526     14,736,869       16,795,669     19,767,359       20,340,000


   (1) Income for the years ended December 31, 2002, 2001, 2000 includes $210,000, $178,817 and $439,132, respectively, for provisions for write-down of assets. Income for the years ended December 31, 2001 and 2000 includes $120,872 and $92,397, respectively, from losses on the sale of assets. Income for the years ended December 31, 2000 and 1998 includes $1,134,692 and $226,024, respectively, from gains on the sale of assets.

   (2) Distributions for the years ended December 31, 2001, 2000 and 1998 include special distributions to the Limited Partners of $1,050,000, $2,800,000 and $1,233,748, respectively, in net sales proceeds from the sale of two, four and two Properties in 2001, 2000 and 1998, respectively.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8. hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $18,600 to $126,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2000, the Partnership owned 26 Properties directly and as of December 31, 2002 and 2001, 24 Properties directly. In addition, the Partnership owned eight Properties indirectly through joint venture or tenancy in common arrangements as of December 31, 2000 and 2001, and seven Properties as of December 31, 2002.

Capital Resources

         For the years ended December 31, 2002, 2001 and 2000, cash from operating activities was $1,813,739, $1,768,652 and $1,827,107, respectively. The increase in cash from operating activities during 2002, as compared to 2001, primarily resulted from changes in working capital, while the decrease in cash from operating activities during 2001, as compared to 2000, resulted from changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         In 2000, the Partnership sold its Property in Detroit, Michigan to the tenant and received net sales proceeds of $1,089,325, resulting in a gain of approximately $552,600. In addition, in July 2000, the Partnership sold its Properties in Temple Terrace, Florida and Punta Gorda, Florida, to a third party for $2,353,583 resulting in a gain of approximately $582,100. In connection with the sales of these three properties, the Partnership incurred deferred subordinated real estate disposition fees of $103,458. In October 2000, the Partnership distributed $2,800,000 of the net sales proceeds from the sales of these Properties as a special distribution to the Limited Partners and used the remaining net proceeds to pay Partnership liabilities.

         In November 2000, the Partnership sold its Property in Topeka, Kansas to a third party and received net sales proceeds of approximately $496,400, resulting in a loss of approximately $92,400. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $15,000. In January 2001, the Partnership distributed $450,000 of the net sales proceeds from the sale of this Property as a special distribution to the Limited Partners and used the remaining net proceeds to pay Partnership liabilities.

         During 2001, the Partnership sold its Properties in Corpus Christi, Texas, and Palm Bay, Florida, and received net sales proceeds of approximately $679,900, resulting in losses of $120,872. In connection with the sale, the Partnership incurred deferred, real estate disposition fees of $21,023. In October 2001, the Partnership distributed $600,000 of the net sales proceeds from the sales of these Properties as a special distribution to the Limited Partners and used the remaining net proceeds to pay Partnership liabilities.

         In January 2002, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, sold its Property to a third party and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. This Property was identified for sale as of December 31, 2001. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and the Partnership received approximately $42,000 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture. The Partnership used the majority of the liquidation proceeds to pay liabilities of the Partnership.

         The Partnership has entered into an agreement to sell the property in Richmond, Virginia. In connection with the anticipated sale, a provision for write-down of assets of $37,000 was recognized at December 2002. This property was identified for sale in February 2003. As of March 10, 2003, the sale had not occurred.

         In February 2003, the Partnership sold its property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain of approximately $129,400. This property was identified for sale in February 2003. The Partnership expects to use the majority of the net sales proceeds to make distributions to the Limited Partners and to pay liabilities of the Partnership.

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

         Currently, rental income from the Partnership's Properties are invested in short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending use of such funds to pay Partnership expenses, or to make distributions to partners. At December 31, 2002, the Partnership had $405,155 invested in such short-term investments as compared to $645,220 at December 31, 2001. The decrease in the amount invested in short-term investments at December 31, 2002, as compared to December 31, 2001, is primarily attributable to the Partnership making distributions to the limited partners. As of December 31, 2002, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was approximately 1.18% annually. The funds remaining at December 31, 2002, will be used to pay distributions and other liabilities of the Partnership.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and net sales proceeds from the sale of Properties, the Partnership declared distributions to the Limited Partners of $2,095,788, $3,147,894, and $5,050,000, for the years ended December 31, 2002, 2001 and 2000, respectively. This represents distributions of $ 34.93, $52.46 and $84.16 per Unit for the years ended December 31, 2002, 2001 and 2000, respectively. Distributions for the year ended December 31, 2001, included $1,050,000 in special distributions, as a result of the distribution of net sales proceeds from the sale of several Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $989,873 was applied toward the Limited Partners' 10% Preferred Return and the balance of $60,127 was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. Distributions for the year ended December 31, 2000 included $2,800,000, in special distributions, as a result of the distribution of a portion of net sales proceeds from the sale of several Properties. The special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, they were applied to the Limited Partners' unpaid preferred return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in two decreases in cash distributions to the Limited Partners commencing the quarters ended September 30, 2000 and 2001. No distributions were made to the General Partners for the years ended December 31, 2002, 2001 and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $12,798 and $4,841, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. In addition, during the year ended December 31, 2001, the Partnership incurred $21,023 in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of several Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions.

         Other liabilities, including distributions payable, increased to $631,442 at December 31, 2002, from $615,921 at December 31, 2001. Total liabilities at December 31, 2002, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the General Partners elect to make additional capital contributions or loans, from the future General Partners' contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property, its operating results are reported as discontinued operations.

Results of Operations

Comparison  of the year ended  December 31, 2002 to the year ended  December 31,
2001

         Total rental revenues were $1,515,900 for the year ended December 31, 2002 as compared to $1,542,156 in the same period in 2001. The decrease in rental revenues during 2002, as compared to the same period in 2001, was partially attributable to the sale of the Properties in Palm Bay, Florida and Corpus Christi, Texas during 2001. During 2001, the Partnership distributed a portion of the net sales proceeds from the sale of these Properties to the Limited Partners, as a result, rental revenues are expected to remain at reduced amounts.

         Rental revenues also decreased during 2002 because the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for this Property, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during 2001. In connection therewith, the Partnership received approximately $67,100 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues in future period will remain at reduced amounts. However, the General Partners do not anticipate that the decrease in rental revenues relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         The decrease in rental revenues, during 2002, was partially offset by an increase in rental revenues as a result of the Partnership re-leasing the Property in Richmond, Virginia in 2001. This Property was vacant during the first quarter of 2001.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $78,184 and $81,550, respectively, in contingent rental income.

         During the years ended December 31, 2002 and 2001, the Partnership earned $315,135 and $278,224, respectively, attributable to the net income earned by unconsolidated joint ventures, respectively. Net operating results reported by joint ventures were lower during 2001, as compared to the same period in 2002, due to the fact that the tenant of the Property owned by Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) vacated the Property in 1997, and the Partnership incurred expenses, which are of a fixed nature, such as real estate taxes, insurance and maintenance during 2001. In addition, during 2001, the joint venture established a provision for write-down of assets for its Property for approximately $73,600. The provision represented the difference between the Property's carrying value at December 31, 2001, and its estimated fair value. In January 2002, the joint venture sold this Property. This Property was identified for sale as of December 31, 2001.

         In February 2002, a tenant, Sybra, Inc., filed for bankruptcy. During 2002, the Partnership continued to receive rental payments relating to the Property in Zephyrhills, Florida, held with an affiliate of the General Partners, as tenants-in-common. In December 2002, Sybra, Inc. was acquired by Triarc Companies, Inc. and emerged from bankruptcy. The lease relating to the Property in Zephyrhills, Florida was affirmed.

         During 2002, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Shoney's, Inc. was the lessee under leases relating to three restaurants, and Tampa Foods, L.P. was the lessee relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P., each will continue to contribute more than ten percent of the Partnership's total rental revenues in 2003. In addition, three Restaurant Chains, Shoney's, Denny's, and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental revenues in 2002 (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is unable to re-lease the Property in a timely manner.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $15,440 and $78,307, respectively, in interest and other income. Interest and other income during 2001 was higher because the Partnership earned interest on the net sales proceeds received from the sale of Properties pending distribution to the Limited Partners. During 2002, the Partnership received and recorded as income proceeds received from the right of way taking relating to a parcel of land on its Property in Streator, Illinois.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $807,214 and $837,344 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses during 2002, as compared to the same period in 2001, was partially due to a decrease in depreciation expense due to the sale of two Properties in 2001. In addition, the Partnership recorded a provision for doubtful accounts for past due rental amounts relating to the Big Boy's Property located in Topeka, Kansas, due to financial difficulties the tenant was experiencing. The decrease in operating expenses during 2002, as compared to the same period in 2001, was also partially due to the fact that during 2001, the Partnership incurred expenses such as legal fees, repairs and maintenance, and real estate taxes relating to several Properties with tenants who experienced financial difficulties. In addition, state taxes were higher during 2001, as compared to the same period in 2002, due to the fact that the Partnership incurred additional taxes on gains on sale of assets.

         During 2001, the Partnership recorded a provision for write-down of assets of approximately $178,800 relating to the Property in Palm Bay, Florida. The tenant defaulted under the terms of its lease and vacated the Property. The increase in the provision represented the difference between the carrying value of the Property at December 31, 2001, and its estimated fair value. During 2001, the Partnership sold this Property and recognized a loss of approximately $27,100. In December 2002, the Partnership recorded a provision for write-down of assets of $173,000 relating to the property in Maywood, Illinois since the two tenants of this Property are not expected to exercise their option to renew their leases, which will expire in June 2003. The provision represented the difference between the carrying value of the property and its estimated fair value. The lost revenues that would result from the loss of these leases will have an adverse effect on the results of operations of the Partnership if the Partnership is unable to lease the Property in a timely manner. In addition, the Partnership also recorded a provision for write-down of assets of $37,000 in December 2002 relating to the property in Richmond, Virginia in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. As of March 10, 2003, the sale of this Property had not occurred.

         As a result of the sales of the Properties in Corpus Christi, Texas and
Palm  Bay,   Florida  during  2001,  the   Partnership   recognized   losses  of
approximately $120,900 during 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         The Property in Titusville, Florida, which was sold during 2002, did not meet the criteria of this standard because it was identified for sale as of December 31, 2001.

Comparison  of the year ended  December 31, 2001 to the year ended  December 31,
2000

         Total rental revenues were $1,542,156 for the year ended December 31, 2001 as compared to $1,860,652 in the same period in 2000. The decrease in rental revenues during 2001, as compared to the same period in 2000, was partially attributable to the 2001 and 2000 sales of various Properties. During 2001 and 2000, the Partnership distributed a portion of the net sales proceeds from the sale of several Properties to the Limited Partners. Rental revenues are expected to remain at reduced amounts as a result of the distributions of the net sales proceeds from the 2001 and 2000 sales of Properties to the Limited Partners.

         Rental revenues were also higher during 2000 because the Partnership collected and recognized as income approximately $39,000 in past due rental amounts from the guarantor of a tenant of the Property in Palm Bay, Florida, who had vacated the Property in October 1997. In August 2001, the Partnership sold this Property.

         Rental revenues also decreased by approximately $20,100 during 2001 because the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for this Property, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during 2001, and the Partnership received approximately $67,100 in lease termination income, as described above.

         In June 2000, the tenant of a Boston Market Property rejected the lease relating to this Property. As a result, the tenant discontinued making rental payments on the rejected lease. In December 2000, the Partnership entered into a new lease with a new tenant for this Property for which rental payments commenced in March 2001. The decrease in rental revenues during 2001 was partially offset by an increase in rental revenues as a result of the Partnership entering into this new lease.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $81,550 and $24,545, respectively, in contingent rental income. The increase in contingent rental income in 2001 was partially attributable to increases in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the years ended December 31, 2001 and 2000, the Partnership earned $278,224 and $234,317, respectively, attributable to the net income earned by unconsolidated joint ventures. During 1997, the tenant of the Property owned by Titusville Joint Venture vacated the Property and ceased operations. During 2001, Titusville Joint Venture (in which the Partnership owns a 26.6% interest in the profits and losses of the joint venture) incurred expenses, which are fixed in nature, such as real estate taxes, insurance and maintenance. In addition, during 2001 and 2000, the joint venture established provisions for write-down of assets for this Property for approximately $73,600 and $227,100, respectively. The provisions represented the difference between the Property's carrying values at December 31, 2001 and 2000, respectively, and its estimated fair value. During January 2002, the joint venture sold this Property and the Partnership and the joint venture partner dissolved the joint venture. Net income earned by joint ventures is expected to remain at reduced amounts as a result of the Partnership using its pro rata share of the joint venture's liquidating distribution to pay liabilities of the Partnership.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $78,307 and $70,246, respectively, in interest and other income. The increase in interest and other income during 2001, as compared to the previous year, was due to higher average cash balances during 2001 pending the distribution of net sales proceeds to the Limited Partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $837,344 and $1,153,745 for the years ended December 31, 2001 and 2000, respectively. During 2000, the Partnership established a provision for write-down of assets in the amount of $400,442, for the Property in Palm Bay, Florida. The tenant of this Property defaulted under the terms of its lease and vacated the Property. The provision represented the difference between the Property's carrying value at December 31, 2000, and its estimated fair value. During 2001, the Partnership recorded an additional provision for write-down of assets of $178,817. The increase in the provision represented the difference between the carrying value of the Property at June 30, 2001, and its estimated fair value based on a sales contract with a third party. In connection with the sale of the Property, the Partnership recognized an additional loss of approximately $27,100 during 2001.

         During 2000, the Partnership also recorded a provision for write-down of assets of $38,690 relating to the property located in Richmond, Virginia. The tenant of a Boston Market Property rejected the lease relating to this Property, as described above. The provision represented the difference between the carrying value of the property and its estimated fair value.

         The decrease in operating expenses for 2001, as compared to 2000, was partially due to a reduction in depreciation expense due to the sale of Properties in 2000 and 2001. The decrease in operating expenses during 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. During 2000, the Partnership incurred $36,493 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger.

         As a result of the sale of the Property in Corpus Christi, Texas, the Partnership recognized a loss of approximately $93,800 during 2001. As a result of the sale of three Properties during 2000, the Partnership recognized a total gain of $1,134,692. In addition, as a result of the sale of the Property in Topeka, Kansas, the Partnership recognized a loss of $92,397 for 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.

                         (A Florida Limited Partnership)



                                    CONTENTS









                                                             Page

Report of Independent Certified Public Accountants            18

Financial Statements:

    Balance Sheets                                            19

    Statements of Income                                      20

    Statements of Partners' Capital                           21

    Statements of Cash Flows                                  22-23

    Notes to Financial Statements                             24-34

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund IV, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."





/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003, except for Note 11, as to which the date is February 28, 2003

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                                 2002                   2001
                                                                           ------------------     ------------------

                               ASSETS

  Real estate properties with operating leases, net                            $  10,590,312          $  11,106,349
  Net investment in direct financing leases                                          300,064                323,935
  Investment in joint ventures                                                     2,979,763              3,108,042
  Cash and cash equivalents                                                          405,155                645,220
  Receivables                                                                          9,755                 51,516
  Due from related parties                                                                --                  4,574
  Accrued rental income                                                              275,823                269,464
  Other assets                                                                        27,038                 33,675
                                                                           ------------------     ------------------

                                                                               $  14,587,910          $  15,542,775
                                                                           ==================     ==================

                   LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                          $    10,757            $    10,252
  Real estate taxes payable                                                           47,973                 48,654
  Distributions payable                                                              523,947                523,947
  Due to related parties                                                             197,942                189,985
  Rents paid in advance and deposits                                                  48,765                 33,068
                                                                           ------------------     ------------------
          Total liabilities                                                          829,384                805,906

  Commitment (Note 9)

  Partners' capital                                                               13,758,526             14,736,869
                                                                           ------------------     ------------------

                                                                               $  14,587,910          $  15,542,775
                                                                           ==================     ==================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                            Year Ended December 31,

                                                                  2002               2001                2000
                                                             ----------------   ----------------    ----------------


Revenues:
   Rental income from operating leases                          $  1,483,121       $  1,506,977        $  1,781,392
   Earned income from direct financing leases                         32,779             35,179              79,260
   Contingent rental income                                           78,184             81,550              24,545
   Lease termination income                                               --             67,073                  --
   Interest and other income                                          15,440             78,307              70,246
                                                                                ----------------
                                                             ----------------                       ----------------
                                                                   1,609,524          1,769,086           1,955,443
                                                             ----------------   ----------------    ----------------
Expenses:
   General operating and administrative                              238,752            236,930             169,862
   Property expenses                                                  35,664             57,879              76,081
   Provision for doubtful accounts                                        --             10,792              12,685
   State and other taxes                                              14,283             30,350              15,479
   Depreciation and amortization                                     308,515            322,576             404,013
   Provision for write-down of assets                                210,000            178,817             439,132
   Transaction costs                                                      --                 --              36,493
                                                             ----------------   ----------------    ----------------
                                                                     807,214            837,344           1,153,745
                                                             ----------------   ----------------    ----------------
Income Before Gain (Loss) on Sale of Assets
   and Equity in Earnings of Joint Ventures                          802,310            931,742             801,698

Gain (Loss) on Sale of Assets                                             --           (120,872 )         1,042,295

Equity in Earnings of Joint Ventures                                 315,135            278,224             234,317
                                                             ----------------   ----------------    ----------------

Net Income                                                      $  1,117,445       $  1,089,094        $  2,078,310
                                                             ================   ================    ================


Net Income per Limited Partner Unit                               $    18.62         $    18.15          $    34.64
                                                             ================   ================    ================

Weighted Average Number of Limited
   Partner Units Outstanding                                          60,000             60,000              60,000
                                                             ================   ================    ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                             General Partners                        Limited Partners
                                  ---------------------------------- -------------------------------------------------------------
                                                 Accumulated                                      Accumulated        Syndication
                                  Contributions   Earnings       Contributions   Distributions     Earnings             Costs
                                  -------------- -------------  --------------- ----------------  ------------    ---------------


Balance, December 31, 1999        $   557,804    $   229,547      $ 30,000,000   $ (31,241,711 )  $ 23,661,719      $  (3,440,000 )

   Distributions to limited
      partners ($84 per limited
      partner unit)                        --             --                --      (5,050,000 )            --                 --
   Net income                              --             --                --              --       2,078,310                 --
                                  ------------  -------------    --------------  --------------   -------------    ---------------

Balance, December 31, 2000            557,804        229,547        30,000,000     (36,291,711 )    25,740,029         (3,440,000 )

   Distributions to limited
      partners ($52 per limited
      partner unit)                        --             --           (60,127 )    (3,087,767 )            --                 --
   Net income                              --             --                --              --       1,089,094                 --
                                  ------------  -------------    --------------  --------------   -------------    ---------------

Balance, December 31, 2001            557,804        229,547        29,939,873     (39,379,478 )    26,829,123         (3,440,000 )

   Distributions to limited
      partners ($35 per limited
      partner unit)                        --             --                --      (2,095,788 )            --                 --
   Net income                              --             --                --              --       1,117,445                 --
                                  ------------  -------------    --------------  --------------   -------------    ---------------

Balance, December 31, 2002        $   557,804    $   229,547      $ 29,939,873   $ (41,475,266 )  $ 27,946,568      $  (3,440,000 )
                                  ============  =============    ==============  ==============   =============    ===============



                                                                                                                           Total
                                                                                                                   ----------------



                                                                                                                       $ 19,767,359



                                                                                                                         (5,050,000
                                                                                                                          2,078,310
                                                                                                                    ---------------

                                                                                                                         16,795,669



                                                                                                                         (3,147,894
                                                                                                                          1,089,094
                                                                                                                    ---------------

                                                                                                                         14,736,869



                                                                                                                         (2,095,788
                                                                                                                          1,117,445
                                                                                                                    ---------------

                                                                                                                       $ 13,758,526
                                                                                                                    ===============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                                2002                2001               2000
                                                           ----------------    ----------------   ----------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
      Net income                                              $ 1,117,445         $ 1,089,094        $ 2,078,310
                                                           ----------------    ----------------   ----------------
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                           306,037             320,213            376,013
           Amortization                                             2,478               2,363             28,000
           Provision for doubtful accounts                             --              10,792             12,685
           Provision for write-down of assets                     210,000             178,817            439,132
           Loss (gain) on sale of assets                               --             120,872         (1,042,295  )
           Equity in earnings of joint ventures,
              net of distributions                                 86,295              89,468            134,502
           Decrease (increase) in receivables                      41,804             (17,164  )          83,846
           Decrease (increase) in due from related
              parties                                               4,531              10,652            (15,226  )
           Amortization of investment in direct
              financing leases                                     23,871              15,754             31,769
           Increase in accrued rental income                       (6,359  )          (18,829  )         (16,153  )
           Increase in other assets                                 4,159               1,174                452
           Increase (decrease) in accounts
              payable and accrued expenses                            505             (34,818  )         (46,004  )
           Increase (decrease) in accrued and
              escrowed real estate taxes                             (681  )              146            (15,077  )
           Increase (decrease) in due to related                    7,957              (3,715  )        (187,290  )
parties
           Increase (decrease) in rents paid in
              advance and deposits                                 15,697               3,833            (35,557  )
                                                           ----------------    ----------------   ----------------
                Total adjustments                                 696,294             679,558           (251,203  )
                                                           ----------------    ----------------   ----------------
              Net Cash Provided by Operating
                Activities                                      1,813,739           1,768,652          1,827,107
                                                           ----------------    ----------------   ----------------

      Cash Flows from Investing Activities:
           Proceeds from sale of real estate properties                --             679,894          3,939,271
           Liquidating distribution from joint venture             41,984                  --                 --
           Payment of lease costs                                      --             (21,250  )              --
                                                           ----------------    ----------------   ----------------
              Net cash provided by investing activities            41,984             658,644          3,939,271
                                                           ----------------    ----------------   ----------------

      Cash Flows from Financing Activities:
        Distributions to limited partners                      (2,095,788  )       (3,148,947  )      (5,125,000  )
                                                           ----------------    ----------------   ----------------
              Net cash used in financing activities            (2,095,788  )       (3,148,947  )      (5,125,000  )
                                                           ----------------    ----------------   ----------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                   (240,065  )         (721,651  )         641,378

Cash and Cash Equivalents at Beginning of Year                    645,220           1,366,871            725,493
                                                           ----------------    ----------------   ----------------

Cash and Cash Equivalents at End of Year                       $  405,155          $  645,220        $ 1,366,871
                                                           ================    ================   ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                          Year Ended December 31,
                                                                2002                2001               2000
                                                           ----------------    ----------------   ----------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Deferred real estate disposition fees incurred
        and unpaid at December 31                                 $    --          $   21,023         $  118,458
                                                           ================    ================   ================

      Distributions declared and unpaid at
        December 31                                            $  523,947          $  523,947         $  525,000
                                                           ================    ================   ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001 and 2000, tenants paid directly to real estate taxing authorities $202,200, $193,800, and $200,400, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

                   Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's investment in the leases. For property leases classified as direct financing leases, the building portions of the majority of property leases are accounted for as direct financing leases while the land portions of these leases are accounted for as operating leases.

                   Operating method - Real estate property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                   Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The majority of the leases are for 15 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions of the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is recorded to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in Holland Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture, and properties in Clinton, North Carolina and Zephyrhills, Florida, held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include brokerage fees associated with negotiating leases and are amortized over the terms of the new leases using the straight-line method.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partner's capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                 2002                 2001
                                                           ------------------   ------------------


                  Land                                         $   5,653,381          $ 5,768,381
                  Buildings                                        8,932,177            9,027,177
                                                           ------------------   ------------------
                                                                  14,585,558           14,795,558
                  Less accumulated depreciation                   (3,995,246 )         (3,689,209 )
                                                           ------------------   ------------------

                                                               $  10,590,312         $ 11,106,349
                                                           ==================   ==================

         As of December 31, 2000, the Partnership recorded a provision for write-down of assets of $400,442, relating to the property in Palm Bay, Florida. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The Partnership also recorded a provision for write-down of assets of approximately $38,700 for the property located in Richmond, Virginia. The provisions represented the difference between the carrying value of the properties and their estimated fair value. During 2001, the Partnership increased the provision for the property in Palm Bay, Florida by $178,817 to $579,259. The additional provision represented the difference between the carrying value of the property at June 30, 2001 and its estimated fair value based on a sales contract with a third party. In August 2001, the Partnership sold the property and received net sales proceeds of approximately $289,894, resulting in a loss of approximately $27,100. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,323.

         In June 2001, the Partnership sold its property in Corpus Christi, Texas to the tenant and received net sales proceeds of $390,000, resulting in a loss of approximately $93,800. In connection with the sale, the Partnership incurred a deferred subordinated, real estate disposition fee of $11,700.

         In December 2002, the Partnership recorded a provision for write-down of assets of $173,000 relating to the property in Maywood, Illinois since the two tenants of this Property are not expected to exercise their option to renew their leases, which will expire in June 2003. The provision represented the difference between the carrying value of the property and its estimated fair value.

         In addition in December 2002, the Partnership also recorded a provision for write-down of assets of $37,000 relating to the property in Richmond, Virginia in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                             2003              $   1,453,621
                             2004                  1,450,350
                             2005                  1,463,030
                             2006                  1,466,800
                             2007                  1,470,384
                             Thereafter            3,963,605
                                              ---------------

                                               $  11,267,790
                                              ===============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                         2002                 2001
                                                                   -----------------    -----------------

                   Minimum lease payments receivable                    $   322,398          $   379,048
                   Estimated residual values                                114,886              114,886
                   Less unearned income                                    (137,220 )           (169,999 )
                                                                   -----------------    -----------------

                   Net investment in direct financing
                      leases                                            $   300,064          $   323,935
                                                                   =================    =================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                             2003              $   53,568
                             2004                  53,568
                             2005                  53,568
                             2006                  53,568
                             2007                  53,568
                             Thereafter            54,558
                                               -----------

                                               $  322,398
                                               ===========

4.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2002, the Partnership had a 51%, 57%, 96.1%, 68.87%, and 35.71% interest in the profits and losses of Holland Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture and Warren Joint Venture, respectively, and a 53% and 76% interest in the profits and losses of properties in Clinton, North Carolina and Zephyrhills, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Holland Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture and the Partnership and affiliates, as tenants-in-common, each owns and leases one property to an operator of national fast-food or family-style restaurants.

         As of December 31, 2000, Titusville Joint Venture, in which the Partnership owned a 26.6% interest, had recorded a provision for write-down of assets of $499,383. During 1997, the tenant of the joint venture's property vacated and ceased operations. The provision represented the difference between the carrying value of the property at December 31, 2000 and its estimated fair value. During the year ended December 31, 2001, the joint venture increased the provision by $73,570 to $572,954. The additional provision represented the difference between the carrying value of the property at December 31, 2001 and its estimated fair value based on a sales contract with a third party. In January 2002, the joint venture sold the property and received net sales proceeds of approximately $165,600 resulting in a gain of approximately $4,900 to the joint venture. The property was identified for sale as of December 31, 2001. The Partnership and the joint venture partner dissolved the joint venture and the Partnership received

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         approximately $42,000 representing its pro rata share of the joint venture's liquidating distribution. No gain or loss was recorded relating to the dissolution of the joint venture.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                               December 31,
                                                                        2002                 2001
                                                                  ------------------   ------------------

                   Real estate properties with operating
                      leases, net                                     $   4,399,190        $   4,672,053
                   Net investment in direct financing lease                 325,247              343,619
                   Cash                                                      19,781               24,547
                   Receivables                                               33,692               23,086
                   Accrued rental income, less
                      allowance for doubtful accounts                       157,190              161,143
                   Other assets                                                 170                3,111
                   Liabilities                                               11,554               21,941
                   Partners' capital                                      4,923,716            5,205,618


                                                                        Year Ended December 31,
                                                               2002              2001              2000
                                                           --------------   ---------------    -----------
                 Rental revenues                              $  629,838       $   613,956        $  606,228
                 Expenses                                       (129,383 )        (152,765 )        (156,256 )
                 Provision for write-down of assets                   --           (73,750 )        (227,093 )
                 Gain on disposal of assets                        4,901                --                --
                                                           --------------   ---------------    --------------
                 Net Income                                   $  505,356       $   387,441        $  222,879
                                                           ==============   ===============    ==============


         The Partnership recognized income totaling $315,135, $278,224 and $234,317 for the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures.

5.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of property, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Allocations and Distributions - Continued:
         -----------------------------------------

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         During each of the years ended December 31, 2002, 2001 and 2000, the Partnership declared distributions to the limited partners of $2,095,788, $3,147,894 and $5,050,000, respectively. Distributions for the year ended December 31, 2000, included $2,800,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the properties in Temple Terrace and Punta Gorda, Florida and Detroit, Michigan. This amount was applied toward the limited partners' 10% Preferred Return. Distributions for the year ended December 31, 2001, included $1,050,000 in special distributions, as a result of the distributions of net sales proceeds from the sale of several properties. These special distributions were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $989,873 was applied toward the limited partners' 10% Preferred Return and the balance of $60,127 was treated as a return of capital for purposes of calculating the limited partners 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Allocations and Distributions - Continued:
         -----------------------------------------

         limited  partners'  invested  capital  contributions  on which  the 10%
         Preferred   Return  is   calculated   was   lowered   accordingly.   No
         distributions have been made to the general partners to date.

6.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                  2002             2001            2000
                                                              -------------    -------------   -------------

              Net income for financial reporting
                 purposes                                      $ 1,117,445      $ 1,089,094     $ 2,078,310

              Effect of timing differences relating to
                 depreciation                                       11,954            6,102          (3,055 )

              Provision for write-down of assets                   210,000          178,817         439,132

              Direct financing leases recorded as
                 operating leases for tax reporting
                 purposes                                           23,871           15,754          31,769

              Effect of timing differences relating to
                 gains/losses on real estate property sales             --         (576,193 )        89,247

              Deduction of transaction costs for tax
                 reporting purposes                                     --               --        (160,530 )

              Effect of timing differences relating to
                 equity  in earnings of joint ventures            (128,173 )         20,451          73,569

              Effect of timing differences relating to
                 allowance for doubtful accounts                        --         (301,517 )        86,488

              Accrued rental income                                 (6,359 )        (18,829 )       (16,153 )

              Rents paid in advance                                 15,697           (1,772 )       (11,518 )
                                                              -------------    -------------   -------------
              Net income for federal income tax
                 purposes                                      $ 1,244,435       $  411,907     $ 2,607,259
                                                              =============    =============   =============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are incurred payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2002, 2001 and 2000.

         The Advisor is also entitled to receive a deferred, subordinated, real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the years ended December 31, 2001 and 2000, the Partnership incurred $21,023 and $118,458, respectively, in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated, real estate disposition fees were incurred for the year ended December 31, 2002.

         During  the  years  ended  December  31,  2002,   2001  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $159,198, $152,529 and $88,356 for the years ended December 31, 2002, 2001 and 2000, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                             2002              2001
                                                                         --------------    --------------

                    Due to the Advisor:
                        Accounting and administrative services              $   12,798         $   4,841
                        Deferred, subordinated real estate
                          disposition fee                                      185,144           185,144
                                                                         --------------    --------------
                                                                            $  197,942        $  189,985
                                                                         ==============    ==============


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8. Concentration of Credit Risk:
   ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                          2002               2001             2000
                                                      --------------     -------------    --------------

                 Shoney's, Inc.                           $ 284,611         $ 279,529         $ 313,115
                 Tampa Foods, L.P.                          207,354           203,277               N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                                2002             2001              2000
                                                            --------------   --------------    -------------

                Wendy's Old Fashioned
                   Hamburger Restaurants                       $  329,268        $ 330,682        $ 386,618
                Denny's                                           241,596          127,024          236,184
                Shoney's                                          237,036          232,325          327,448
                Pizza Hut                                             N/A          212,266              N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership.

9.       Commitment:
         ----------

         The Partnership has entered into an agreement to sell the property in Richmond, Virginia. In connection with the anticipated sale, a provision for write-down of assets of $37,000 was recognized at December 2002. This property was identified for sale in February 2003. As of March 10, 2003, the sale had not occurred.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.   Selected Quarterly Financial Data:
      ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                  2002 Quarter              First         Second         Third           Fourth            Year
         ------------------------------  ----------    -----------    -----------     -----------     -------------

         Revenue (1)                      $405,902       $386,302       $418,153       $ 399,167        $1,609,524
         Equity in earnings of joint
             ventures                       71,923         80,011         75,218          87,983           315,135
         Net income (2)                    315,404        312,118        352,326         137,597         1,117,445
         Net income per limited
             partner unit                     5.26           5.20           5.87            2.29             18.62


                 2001 Quarter              First         Second         Third           Fourth           Year
         -----------------------------    ---------    -----------    -----------     ------------    ------------

         Revenue (1)                                     $424,480       $462,523         $419,254      $1,769,086
                                          $462,829
         Equity in earnings of
             joint ventures                 73,501         58,596         80,513           65,614         278,224
         Net income                                        42,616        376,751          367,605       1,089,094
                                           302,122
         Net income per limited
             partner unit                     5.04           0.71           6.27             6.13           18.15

        (1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on total net income.

        (2) In December 2002, the Partnership recorded a provision for write-down of assets of $173,000 relating to the property in Maywood, Illinois since the two tenants of this Property are not expected to exercise their option to renew their leases, which will expire in June 2003. In addition in December 2002, the Partnership also recorded a provision for write-down of assets of $37,000 relating to the property in Richmond, Virginia in anticipation of the sale of this Property. The provisions represented the difference between the carrying values of the properties and their estimated fair values.

11.      Subsequent Event:
         ----------------

         In February 2003, the Partnership sold its property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain of approximately $129,400. This property was identified for sale in February 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $159,198
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual,             subordinated       One  percent  of  the  sum  of  gross       $-0-
man-agement fee to affiliates          operating  revenues  from  Properties
                                       wholly owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer,
                                       subordinated to certain minimum returns
                                       to the Limited Partners. The management
                                       fee will not exceed competitive fees for
                                       comparable services. Due to the fact that
                                       these fees are non-cumulative, if the
                                       Limited Partners have not received their
                                       10% Preferred Return in any particular
                                       year, no management fees will be due or
                                       payable for such year.




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates.                         of  one  or  more  Properties,  in an
                                       amount equal to the lesser of (i)
                                       one-half of a competitive real estate
                                       commission, or (ii) three percent of the
                                       sales price of such Property or
                                       Properties. Payment of such fee shall be
                                       made only if affiliates of the General
                                       Partners provide a substantial amount of
                                       services in connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum returns
                                       to the Limited Partners. However, if the
                                       net sales proceeds are reinvested in a
                                       replacement Property, no such real estate
                                       disposition fee will be incurred until
                                       such replacement Property is sold and the
                                       net sales proceeds are distributed.

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



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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


Item 14.   Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV



Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001 and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

                  Notes to Financial Statements

          2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2002 through December 31, 2002.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2003.


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

             Signature                                    Title                                    Date

     /s/ Robert A. Bourne                 President, Treasurer and Director                March 24, 2003
     ---------------------------
     Robert A. Bourne                     (Principal Financial and Accounting
                                          Officer)

     /s/ James M. Seneff, Jr.             Chief Executive Officer and Director             March 24, 2003
     ---------------------------
     James M. Seneff, Jr.                 (Principal Executive Officer)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IV, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund IV, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003


/s/ Robert A. Bourne
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


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

  2002        Allowance for
                  doubtful
                  accounts (a)           $   --          $    --        $   11,830 (b)    $  11,830 (c)       $   --        $   --
                                  ==============  ===============  ================    =============     ============  ============


              (a) Deducted from receivables on the balance sheet.

              (b) Reduction of rental and other income.

              (c) Amounts written off as uncollectible.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002



                                                                                Costs Capitalized
                                                                                Subsequent to
                                                      Initial Cost              Acquisition
                                           -------------------------  -------------------
                             Encum-                     Buildings and Improve-    Carrying
                             brances          Land       Improvements   ments     Costs

                       ----------     -----------  ------------  ----------  -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurants:
      Winchester, Indiana       -            $287,769             -    $567,785        -
      Portland, Indiana         -             187,928             -     657,931        -

    Captain D's Restaurants:
      Alexander City, Alabama   -             120,210       279,689           -        -
      Oak Ridge, Tennessee      -             169,951       281,686           -        -

    Checkers Drive-In Restaurant:
      Miami, Florida            -             174,336             -           -        -

    Chipper's Grill Restaurant:
          Streator, Illinois    -             161,616       650,934           -        -

    Denny's Restaurants:
      Marion, Ohio              -             135,407       334,665           -        -
      Dundee, Michigan          -             251,650             -     372,278        -

    Golden Corral Family
      Steakhouse Restaurants:
          Franklin, Indiana     -             107,560       586,375           -        -

    Green Tea Restaurant:
      Tampa, Floridaa, Florida  -             476,755       368,405           -        -

    Jack in the Box Restaurant:
      San Antonio, Texas        -             352,957             -     368,702        -

    Pizza Hut Restaurants:
      Memphis, Texas            -              26,510       231,874           -        -
      Carthage, Texas           -              40,444       232,823           -        -
      Crystal City, Texas       -               8,826       178,570           -        -
      Sequin, Texas             -              63,708       184,279           -        -
      Washington, D.C.          -             191,737             -           -        -

    Shoney's Restaurants:
      Alexander City, Alabama   -             202,438       428,406           -        -
      Brookhaven, Mississippi   -             312,574       452,601           -        -
      Auburn, Alabama           -             363,432       426,123           -        -

    Taco Bell Restaurant:
      Edgewood, Maryland        -             440,355             -     523,478        -

    The Vitamin Shoppe:
      Richmond, Virginia (j)                  504,169       522,025           -        -



    Wendy's Old Fashioned
           Hamburger Restaurants:
                Mechanicsville, -irginia      346,627       502,117           -        -
                Tampa, Florida  -             530,456       432,958           -        -

    Other Restaurants:
                Maywood, Illinoi- (e)         310,966             -     443,473        -
                                           -----------  ------------  ----------  -------

                                           $5,768,381    $6,093,530   $2,933,647       -
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
                                           ===========  ============  ==========  =======


Property of Joint Venture in
    Which the Partnership
    has a 68.87% Interest and
    has Invested in Under an
    Operating Lease:

      Denny's Restaurant:
           Kingsville, Texas (i)-            $270,189             -    $243,326        -
                                           ===========  ============  ==========  =======

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
                                           ===========  ============  ==========  =======



                                                                           Life on Which
               Net Cost Basis at Which                                     Depreciation in
               Carried at Close of Period (c)         Date                 Latest Income
---------------------------------------
               Buildings and             Accumulated  of Con-   Date       Statement is
    Land       Improvements   Total      Depreciation structioAcquired       Computed
-------------  -----------  -----------  -----------  ------  ---------    ------------





    $287,769     $567,785     $855,554     $239,574   1988     07/88           (b)
     187,928      657,931      845,859      265,750   1989     11/88           (b)


     120,210      279,689      399,899      130,751   1988     12/88           (b)
     169,951      281,686      451,637      130,928   1988     12/88           (b)


     174,336            -      174,336           (g)    -      06/94           (g)


     161,616      650,934      812,550      311,002   1988     08/88           (b)


     135,407      334,665      470,072      120,079   1989     10/88           (h)
     251,650      372,278      623,928      175,798   1988     10/88           (b)



     107,560      586,375      693,935      283,415   1988     06/88           (b)


     476,755      368,405      845,160      171,997   1987     12/88           (b)


     352,957      368,702      721,659      170,013   1989     11/88           (b)


      26,510      231,874      258,384      110,462   1985     09/88           (b)
      40,444      232,823      273,267      110,914   1981     09/88           (b)
       8,826      178,570      187,396       85,069   1981     09/88           (b)
      63,708      184,279      247,987       87,788   1974     09/88           (b)
     191,737           (f)     191,737           (d)  1986     01/89           (d)


     202,438      428,406      630,844      200,275   1988     12/88           (b)
     312,574      452,601      765,175      211,627   1988     12/88           (b)
     363,432      426,123      789,555      199,247   1988     12/88           (b)


     440,355      523,478      963,833      242,108   1989     10/88           (b)


     484,169      505,025      989,194      104,453   1996     12/96           (b)






     346,627      502,117      848,744      235,716   1988     12/88           (b)
     530,456      432,958      963,414      202,134   1984     12/88           (b)


     215,966      365,473      581,439      206,146   1988     09/88           (b)
-------------  -----------  -----------  -----------

  $5,653,381   $8,932,177   $14,585,558  $3,995,246
=============  ===========  ===========  ===========








    $295,987     $780,451   $1,076,438     $368,546   1988     10/87           (b)
=============  ===========  ===========  ===========








    $183,229     $192,857     $376,086      $83,627   1986     12/89           (b)
=============  ===========  ===========  ===========








    $507,965     $889,080   $1,397,045     $127,313   1996     09/98           (b)
=============  ===========  ===========  ===========








    $484,362           (f)    $484,362           (d)  1989     03/90           (d)
=============               ===========  ===========






    $150,742     $243,326     $394,068      $51,228   1988     10/88           (h)
=============  ===========  ===========  ===========









    $138,382     $676,588     $814,970     $156,485   1996     01/96           (b)
=============  ===========  ===========  ===========







    $260,146     $441,434     $701,580      $58,160   1990     01/99           (b)
=============  ===========  ===========  ===========






           -           (f)          (f)          (d)  1986     01/89           (d)
=============








           -           (f)          (f)          (d)  1989     03/90           (d)
=============


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


         (a) Transactions in real estate and accumulated depreciation during 2002, 2001 and 2000 summarized as follows:

                                                                                           Accumulated
                                                                           Cost            Depreciation
                                                                      ----------------   -----------------

         Properties the Partnership has Invested
           in Under Operating Leases:

              Balance, December 31, 1999                                 $ 19,231,068        $  4,150,097
              Dispositions                                                 (2,624,687 )          (692,463 )
              Provision for write-down of assets                             (387,612 )                --
              Depreciation expense                                                 --             376,013
                                                                      ----------------   -----------------

              Balance, December 31, 2000                                   16,218,769           3,833,647
              Dispositions                                                 (1,244,394 )          (464,651 )
              Provisions for write-down of assets                            (178,817 )                --
              Depreciation expense                                                 --             320,213
                                                                      ----------------   -----------------

              Balance, December 31, 2001                                   14,795,558           3,689,209
              Provision for write-down of assets                             (210,000 )                --
              Depreciation expense                                                 --             306,037
                                                                      ----------------   -----------------

              Balance, December 31, 2002                                 $ 14,585,558        $  3,995,246
                                                                      ================   =================

         Property of Joint Venture in Which the Partnership has a 51% Interest and has Invested in Under an Operating Lease:

              Balance, December 31, 1999                                 $  1,076,438         $   290,501
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 2000                                    1,076,438             316,516
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 2001                                    1,076,438             342,531
              Depreciation expense                                                 --              26,015
                                                                      ----------------   -----------------

              Balance, December 31, 2002                                 $  1,076,438         $   368,546
                                                                      ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION CONTINUED

                                December 31, 2002


                                                                                            Accumulated
                                                                            Cost            Depreciation
                                                                       ----------------   -----------------

          Property of Joint Venture in Which the Partnership has a 26.6%
            Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1999                                  $   750,045         $   262,930
               Depreciation expense                                                 --              16,936
               Provision for write-down of assets (i)                         (227,094 )                --
                                                                       ----------------   -----------------
               Balance, December 31, 2000                                      522,951             279,866
               Depreciation expense                                                 --               8,804
               Provision for write-down of assets (i)                          (73,570 )                --
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                      449,381             288,670
               Depreciation expense                                                 --                  --
               Disposition (i)                                                (449,381 )          (288,670 )
                                                                       ----------------   -----------------
               Balance, December 31, 2002                              $            --     $             --
                                                                       ================   =================

          Property of Joint Venture in Which the Partnership has a 57% Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1999                                  $   376,086          $   64,340
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                      376,086              70,769
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                      376,086              77,198
               Depreciation expense                                                 --               6,429
                                                                       ----------------   -----------------

               Balance, December 31, 2002                                  $   376,086         $    83,627
                                                                       ================   =================


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                            Accumulated
                                                                            Cost            Depreciation
                                                                       ----------------   -----------------

        Property of Joint Venture in Which the Partnership has a 35.71%
            Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1999                                 $  1,397,045          $   38,405
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                    1,397,045              68,041
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                    1,397,045              97,677
               Depreciation expense                                                 --              29,636
                                                                       ----------------   -----------------

               Balance, December 31, 2002                                 $  1,397,045         $   127,313
                                                                       ================   =================

          Property of Joint Venture in Which the Partnership has a 96.1%
            Interest and has Invested in Under an Operating Lease:

               Balance, December 31, 1999                                  $   484,362            $     --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 2000                                      484,362                  --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 2001                                      484,362                  --
               Depreciation expense (d)                                             --                  --
                                                                       ----------------   -----------------

               Balance, December 31, 2002                                  $   484,362            $     --
                                                                       ================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                   -----------------   -----------------

       Property of Joint Venture in Which the Partnership has a 68.87% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999 (i) (h)                          $   394,068         $    12,807
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 2000 (i) (h)                              394,068              25,614
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 2001 (i) (h)                              394,068              38,421
            Depreciation expense                                                 --              12,807
                                                                   -----------------   -----------------

            Balance, December 31, 2002 (i)(h)                           $   394,068         $    51,228
                                                                   =================   =================

       Property in Which the Partnership has a 53% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                  $   814,970         $    88,826
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 2000                                      814,970             111,379
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 2001                                      814,970             133,932
            Depreciation expense                                                 --              22,553
                                                                   -----------------   -----------------

            Balance, December 31, 2002                                  $   814,970         $   156,485
                                                                   =================   =================

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                   -----------------   -----------------

       Property in Which the Partnership has a 76% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                               $      701,580         $    13,532

            Depreciation expense                                                 --              15,202
                                                                   -----------------   -----------------

            Balance, December 31, 2000                                      701,580              28,734
            Depreciation expense                                                 --              14,714
                                                                   -----------------   -----------------

            Balance, December 31, 2001                                      701,580              43,448
            Depreciation expense                                                 --              14,712
                                                                   -----------------   -----------------

            Balance, December 31, 2002                                  $   701,580          $   58,160
                                                                   =================   =================


         (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

         (c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $15,047,560 and $6,039,412, respectively. All of the leases are treated as operating leases for federal income tax purposes.

         (d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases, therefore, depreciation is not applicable.

         (e) The restaurant on the Property in Maywood, Illinois, was converted to a Dunkin Donuts restaurant and a Holsum Bread bakery in 1993. The undepreciated cost of the Property in Maywood, Illinois was written down to its estimated fair value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $173,000 during the year ended December 31, 2002 since the two tenants of this Property are not expected to exercise their option to renew their leases, which will expire in June 2003. The provision represented the difference between the Property's carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2002


         (i) Due to an anticipated impairment in value, the Partnership recorded a provision for write-down of assets for the Property in Kingsville, Texas in the amount of $119,447 at December 31, 1998. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of their lease agreement. The impairment at December 31, 1998, represented the difference between the Property's carrying value at December 31, 1998, and its estimated fair value. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 15, 1999, and depreciated over the remaining life of approximately 19 years. The cost of land for this the Property presented on this schedule is the net cost basis at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

         (j) The undepreciated cost of the Property in Richmond, Virginia was written down to its estimated fair value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $37,000 during the year ended December 31, 2002 in anticipation of the sale of this Property. The provision represented the difference between the Property's carrying value and the estimated fair value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets. As of March 10, 2003, the sale had not occurred.

                                  EXHIBIT INDEX


Exhibit Number

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

         99.2 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

         99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2