Form 10-Q
period 2003-03-31
CNL INCOME FUND IV LTD
filed 2003-05-13
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund IV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                          59-2854435
----------------------------------              -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                       32801
----------------------------------              -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS




                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         9

     Item 4.      Controls and Procedures                                 9


Part II.

     Other Information                                                    10-11

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            March 31,               December 31,
                                                                              2003                      2002
                                                                        ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                           $   9,023,892             $   9,125,462
Net investment in direct financing leases                                         294,513                   300,064
Real estate held for sale                                                              --                 1,542,394
Investment in joint ventures                                                    2,942,036                 2,979,763
Cash and cash equivalents                                                       2,006,486                   405,155
Receivables                                                                        13,241                     9,755
Accrued rental income                                                             212,738                   215,631
Other assets                                                                       13,494                     9,686
                                                                        ------------------       -------------------

                                                                            $  14,506,400             $  14,587,910
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                        $     42,939              $     10,757
Real estate taxes payable                                                          45,685                    47,973
Distributions payable                                                           1,160,475                   523,947
Due to related parties                                                            251,573                   197,942
Rents paid in advance and deposits                                                 44,989                    48,765
                                                                        ------------------       -------------------
    Total liabilities                                                           1,545,661                   829,384

Partners' capital                                                              12,960,739                13,758,526
                                                                        ------------------       -------------------

                                                                            $  14,506,400             $  14,587,910
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME




                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                    2003                 2002
                                                                               ---------------      ---------------
Revenues:
    Rental income from operating leases                                            $  329,786           $  330,316
    Earned income from direct financing leases                                          7,840                8,400
    Contingent rental income                                                           12,028               24,103
    Interest and other income                                                           1,043                2,175
                                                                               ---------------      ---------------
                                                                                      350,697              364,994
                                                                               ---------------      ---------------


Expenses:
    General operating and administrative                                               65,350               72,060
    Property expenses                                                                   9,961                5,502
    State and other taxes                                                              22,952                9,370
    Depreciation and amortization                                                      65,658               67,291
    Provision for write-down of assets                                                 36,000                   --
                                                                               ---------------      ---------------
                                                                                      199,921              154,223
                                                                               ---------------      ---------------

Income Before Equity in Earnings of Joint Ventures                                    150,776              210,771

Equity in Earnings of Joint Ventures                                                   76,663               71,923
                                                                               ---------------      ---------------

Income from Continuing Operations                                                     227,439              282,694
                                                                               ---------------      ---------------

Discontinued Operations:
    Income from discontinued operations                                                28,210               32,710
    Gain on disposal of discontinued operations                                       107,039                   --
                                                                               ---------------      ---------------
                                                                                      135,249               32,710
                                                                               ---------------      ---------------

Net Income                                                                         $  362,688           $  315,404
                                                                               ===============      ===============

Income Per Limited Partner Unit
    Continuing Operations                                                           $    3.79            $    4.71
    Discontinued Operations                                                              2.25                 0.55
                                                                               ---------------      ---------------

    Total                                                                           $    6.04            $    5.26
                                                                               ===============      ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                  60,000               60,000
                                                                               ===============      ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                            $    787,351          $    787,351
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      787,351               787,351
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              12,971,175            13,949,518
    Net income                                                                        362,688             1,117,445
    Distributions ($19.34 and $34.93 per
       limited partner unit, respectively)                                         (1,160,475 )          (2,095,788 )
                                                                           -------------------    ------------------
                                                                                   12,173,388            12,971,175
                                                                           -------------------    ------------------

Total partners' capital                                                        $   12,960,739         $  13,758,526
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2003               2002
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $  426,545         $  467,903
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of real estate properties                                1,698,733                 --
       Liquidating distribution from joint venture                                        --             41,984
                                                                               --------------    ---------------
              Net cash provided by investing activities                            1,698,733             41,984
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                            (523,947 )         (523,947 )
                                                                               --------------    ---------------
              Net cash used in financing activities                                 (523,947 )         (523,947 )
                                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                               1,601,331            (14,060 )

Cash and Cash Equivalents at Beginning of Quarter                                    405,155            645,220
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                      $ 2,006,486         $  631,160
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                           $   52,459            $    --
                                                                               ==============    ===============

       Distributions declared and unpaid at end of quarter                       $ 1,160,475         $  523,947
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Real Estate Properties With Operating Leases:
         --------------------------------------------

         In December 2002, the Partnership recorded a provision for write-down of assets relating to the property in Maywood, Illinois since the two tenants of this property are not expected to exercise their option to renew their leases, which will expire in June 2003. In April 2003, the Partnership entered into negotiations to sell this property to one of the tenants. The Partnership increased the provision for write-down of assets for this property by $36,000 to $209,000 at March 31, 2003 in anticipation of the sale of this property. The provisions represented the difference between the carrying value of the property and its estimated fair value at the end of each period. This property was identified for sale in April 2003.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


4.       Discontinued Operations:
         -----------------------

         In February 2003, the Partnership sold the property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain on disposal of assets of $129,403. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,959.

         In March 2003, the Partnership sold the property in Richmond, Virginia and received net sales proceeds of approximately $922,700, resulting in a loss on disposal of assets of $22,364. The Partnership had recorded a provision for write-down of assets relating to this property in the previous year, in anticipation of the sale of the property. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $28,500.

         Payment of the real estate disposition fees are subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                              Quarter Ended March 31,
                                                              2003                2002
                                                         ----------------    ---------------
               Rental revenues                                $   32,117          $  40,908
               Other income                                           --              2,228
               Expenses                                           (3,907  )         (10,426  )
               Gain on disposal of assets                        107,039                 --
                                                         ----------------    ---------------

               Income from discontinued operations           $   135,249          $  32,710
                                                         ================    ===============


5.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive deferred, subordinated real estate disposition fees, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the quarter ended March 31, 2003, the Partnership incurred deferred, subordinated, real estate disposition fees of $52,459 as a result of the sales of two properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003 and 2002, the Partnership owned 22 and 24 Properties directly, respectively. As of March 31, 2003 and 2002, the Partnership also owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $426,545 and $467,903, during the quarters ended March 31, 2003 and 2002, respectively. The decrease in cash from operating activities for the quarter ended March 31, 2003 was a result of changes in the Partnership's income and expenses and changes in working capital.

         Other sources and uses of cash included the following during the quarter ended March 31, 2003.

         In February 2003, the Partnership sold the Property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain on disposal of assets of $129,403. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,959. The Partnership used the majority of the net proceeds to pay liabilities of the Partnership.

         In March 2003, the Partnership sold this Property and received net sales proceeds of approximately $922,700, resulting in a loss on disposal of assets of $22,364. The Partnership had recorded a provision for write-down of assets relating to this Property in the previous year, in anticipation of the sale of the Property. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $28,500. The Partnership distributed to the limited partners the majority of the net proceeds from the sale of this Property as a special distribution, and expects it will use the remaining proceeds to pay liabilities of the Partnership.

         Payment of the real estate disposition fees are subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         At March 31, 2003, the Partnership had $2,006,486 in cash and cash equivalents, as compared to $405,155 at December 31, 2002. The increase in cash and cash equivalents at March 31, 2003 was primarily a result of the Partnership holding net proceeds from the sale of two Properties at March 31, 2003, pending distribution to the limited partners and payment of the Partnership's liabilities. The funds remaining at March 31, 2003, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the Partnership's operations.

The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operating activities and for the quarters ended March 31, 2003 and 2002, the net proceeds from the sale of the Property in Richmond, Virginia and the liquidating distribution received from Titusville Joint Venture, respectively, the Partnership declared distributions to the limited partners of $1,160,475 and $523,947 for the quarters ended March 31, 2003 and 2002, respectively. This represents distributions of $19.34 and $8.73 per unit for the quarters ended March 31, 2003 and 2002, respectively. Distributions for the quarter ended March 31, 2003, included a special distribution of $650,000, as a result of the distribution of net sales proceeds from the 2003 sale of the Property in Richmond, Virginia. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of Properties in previous years and in the current year, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. Due to the sales of Properties mentioned above, and due to current and anticipated cash from operations, distributions of net cash flow have been adjusted in the quarter ended March 31, 2003. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,545,661 at March 31, 2003, from $829,384 at December 31, 2002, primarily as a result of accruing a special distribution for the limited partners of $650,000 at March 31, 2003 relating to net sales proceeds from the sale of the Property in Richmond, Virginia. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $337,626 for the quarter ended March 31, 2003 as compared to $338,716 in the same period in 2002. Rental revenues during the quarter ended March 31, 2003, as compared to same period in 2002, remained constant even though the Partnership sold two Properties during the first quarter ended March 31, 2003. The rental revenues relating to these Properties were reclassified as Discontinued Operations in the accompanying financial statements.

         During the quarters ended March 31, 2003 and 2002, the Partnership also earned $12,028 and $24,103, respectively, in contingent rental income from the Partnership's Properties. The decrease in contingent rental income during the quarter ended March 31, 2003, as compared to the same period in 2002, was due to the Partnership recognizing percentage rental income when the tenants met the defined thresholds under their lease agreements. The decrease was also attributable to an amendment to the lease relating to the Property in Tampa, Florida, which no longer requires payment of contingent rental income. The general partners do not believe that the amendment will have a material adverse effect on the results of operations of the Partnership.

         During the quarters ended March 31, 2003 and 2002, the Partnership also earned $76,663 and $71,923, respectively, attributable to net income earned by joint ventures. Net income earned by joint ventures during the quarter ended March 31, 2003, as compared to same period in 2002, remained constant, as there was no change in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         Operating expenses, including depreciation and amortization and provision for write-down of assets, were $199,921 and $154,223 for the quarters ended March 31, 2003 and 2002, respectively. Operating expenses during the quarter ended March 31, 2003, as compared to the same period in 2002, increased primarily because the Partnership recorded a provision for write-down of assets of $36,000 in March 2003 for the Property in Maywood, Illinois in anticipation of the sale of this Property. The provision represented the difference between the carrying value of the Property and its estimated fair value. This Property was identified for sale in April 2003.

         Operating expenses during the quarter ended March 31, 2003, also increased partially due to an increase in the amount of state tax expense relating to several states in which the Partnership conducts business.

         During the quarter ended March 31, 2003, the Partnership identified and sold two Properties, which were classified as Discontinued Operations in the accompanying financial statements. In February 2003, the Partnership sold the Property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain on disposal of assets of $129,403. In March 2003, the Partnership sold the Property in Richmond, Virginia and received net sales proceeds of approximately $922,700, resulting in a loss on disposal of assets of $22,364. The Partnership had recorded a provision for write-down of assets relating to this Property in the previous year, in anticipation of the sale of the Property. During the quarters ended March 31, 2003 and 2002, the Partnership recognized net rental income (rental revenues less Property related expenses), of $28,210 and $32,710, respectively, relating to these two Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                     (b)    Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


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

Date:  May 9, 2003


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


Date:  May 9, 2003


/s/ Robert A. Bourne
------------------------------------
Robert A. Bourne
President and Treasurer

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