Form 10-Q
period 2003-06-30
CNL INCOME FUND IV LTD
filed 2003-08-13
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund IV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        59-2854435
---------------------------------              ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


   450 South Orange Avenue
       Orlando, Florida                                    32801
---------------------------------              ------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                               ------------------------------


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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            June 30,                December 31,
                                                                              2003                      2002
                                                                        ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                           $   8,624,017             $   8,750,169
Net investment in direct financing leases                                         288,812                   300,064
Real estate held for sale                                                         337,276                 1,917,775
Investment in joint ventures                                                    2,939,071                 2,979,763
Cash and cash equivalents                                                       1,188,396                   405,155
Receivables                                                                        27,313                     9,755
Accrued rental income                                                             208,036                   215,631
Other assets                                                                       13,090                     9,598
                                                                        ------------------       -------------------

                                                                            $  13,626,011             $  14,587,910
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                        $     11,486              $     10,757
Real estate taxes payable                                                          51,552                    47,973
Distributions payable                                                             510,475                   523,947
Due to related parties                                                            249,152                   197,942
Rents paid in advance and deposits                                                 50,480                    48,765
                                                                        ------------------       -------------------
    Total liabilities                                                             873,145                   829,384

Commitment (Note 6)

Partners' capital                                                              12,752,866                13,758,526
                                                                        ------------------       -------------------

                                                                            $  13,626,011             $  14,587,910
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                                      Quarter Ended                 Six Months Ended
                                                                         June 30,                       June 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------
Revenues:
    Rental income from operating leases                          $ 315,916         $ 321,325      $ 633,640      $ 639,579
    Earned income from direct financing leases                       7,691             8,266         15,531         16,666
    Contingent rental income                                        11,746             2,334         23,774         26,437
    Interest and other income                                          769             1,406          1,676          3,581
                                                              -------------    --------------  -------------  -------------
                                                                   336,122           333,331        674,621        686,263
                                                              -------------    --------------  -------------  -------------


Expenses:
    General operating and administrative                            54,637            63,077        119,987        135,137
    Property related                                                 1,501             2,981          3,321          5,627
    State and other taxes                                               --             4,729         22,952         14,099
    Depreciation and amortization                                   62,685            63,069        126,152        126,613
                                                              -------------    --------------  -------------  -------------
                                                                   118,823           133,856        272,412        281,476
                                                              -------------    --------------  -------------  -------------

Income Before Equity in Earnings of Joint Ventures                 217,299           199,475        402,209        404,787

Equity in Earnings of Joint Ventures                                78,051            80,011        154,714        151,934
                                                              -------------    --------------  -------------  -------------

Income from Continuing Operations                                  295,350           279,486        556,923        556,721
                                                              -------------    --------------  -------------  -------------

Discontinued Operations:
    Income from discontinued operations                              7,252            32,631          1,328         70,800
    Gain on disposal of discontinued operations                         --                --        107,039             --
                                                              -------------    --------------  -------------  -------------
                                                                     7,252            32,631        108,367         70,800
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 302,602         $ 312,117      $ 665,290      $ 627,521
                                                              =============    ==============  =============  =============

Income Per Limited Partner Unit
    Continuing Operations                                         $   4.92          $   4.66       $   9.28       $   9.28
    Discontinued Operations                                           0.12              0.54           1.81           1.18
                                                              -------------    --------------  -------------  -------------

                                                                  $   5.04          $   5.20      $   11.09      $   10.46
                                                              =============    ==============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                               60,000            60,000         60,000         60,000
                                                              =============    ==============  =============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     787,351          $    787,351
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      787,351               787,351
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              12,971,175            13,949,518
    Net income                                                                        665,290             1,117,445
    Distributions ($27.85 and $34.93 per
       limited partner unit, respectively)                                         (1,670,950 )          (2,095,788 )
                                                                          --------------------    ------------------
                                                                                   11,965,515            12,971,175
                                                                          --------------------    ------------------

Total partners' capital                                                        $   12,752,866         $  13,758,526
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2003               2002
                                                                               --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $  768,930         $  892,407
                                                                               --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of real estate properties                                1,698,733                 --
       Liquidating distribution from joint venture                                        --             41,984
                                                                               --------------    ---------------
              Net cash provided by investing activities                            1,698,733             41,984
                                                                               --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                          (1,684,422 )       (1,047,894 )
                                                                               --------------    ---------------
              Net cash used in financing activities                               (1,684,422 )       (1,047,894 )
                                                                               --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 783,241           (113,503 )

Cash and Cash Equivalents at Beginning of Period                                     405,155            645,220
                                                                               --------------    ---------------

Cash and Cash Equivalents at End of Period                                       $ 1,188,396         $  531,717
                                                                               ==============    ===============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                           $   52,459            $    --
                                                                               ==============    ===============

       Distributions declared and unpaid at end of period                         $  510,475         $  523,947
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:

         In April 2003, the Partnership entered into negotiations to sell the property in Maywood, Illinois to one of the tenants. The Partnership recorded a provision for write-down of assets of $36,000 during the six months ended June 30, 2003 in anticipation of the sale of this property. The provision represented the difference between the carrying value of the property and its estimated fair value. In addition, the Partnership reclassified the assets relating to this property from real estate properties with operating leases to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. The Partnership also stopped recording depreciation relating to this property once the property was identified for sale.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Discontinued Operations - Continued:

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

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                         Quarter Ended June 30,          Six Months Ended June 30,
                                                         2003              2002           2003           2002
                                                     -------------     -------------  -------------  --------------
          Revenues                                      $   9,589         $  52,971      $  53,904       $ 108,169
          Expenses                                         (2,337 )         (20,340 )      (16,576 )       (37,369 )
          Provision for write-down of assets                   --                --        (36,000 )            --
                                                     -------------     -------------  -------------  --------------

          Income from discontinued operations           $   7,252         $  32,631      $   1,328       $  70,800
                                                     =============     =============  =============  ==============

5.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive deferred, subordinated real estate disposition fees, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the six months ended June 30, 2003, the Partnership incurred deferred, subordinated, real estate disposition fees of $52,459 as a result of the sales of two properties.

6.       Commitment:

         In April 2003, the Partnership entered into negotiations to sell the property in Maywood, Illinois to one of the tenants.

7.       Subsequent Event:

         In July 2003, the Partnership sold the property in Maywood, Illinois to one of the tenants and received net sales proceeds of approximately $346,000. Because the Partnership recorded a provision for write-down of assets for this property in March 2003, no gain or loss was recognized in July 2003 relating to this sale.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003 and 2002, the Partnership owned 22 and 24 Properties directly, respectively. As of June 30, 2003 and 2002, the Partnership also owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $768,930 and $892,407, during the six months ended June 30, 2003 and 2002, respectively. The decrease in cash from operating activities, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, was a result of changes in the Partnership's income and expenses, and changes in working capital.

         Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In February 2003, the Partnership sold the Property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain on disposal of assets of $129,403. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,959. The Partnership has been using the net proceeds from the sale of this Property to pay liabilities of the Partnership.

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

         Payment of the real estate disposition fees is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions.

         At June 30, 2003, the Partnership had $1,188,396 in cash and cash equivalents, as compared to $405,155 at December 31, 2002. The increase in cash and cash equivalents at June 30, 2003 was primarily a result of the Partnership holding net proceeds from the sale of the Property in Richmond, Virginia at June 30, 2003, pending distribution to the limited partners and payment of the Partnership's liabilities. At June 30, 2003, these funds were held in a demand deposit account at a commercial bank. The funds remaining at June 30, 2003, after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

         In July 2003, the Partnership sold the Property in Maywood, Illinois to one of the tenants and received net sales proceeds of approximately $346,000. Because the Partnership recorded a provision for write-down of assets for this Property in March 2003, no gain or loss was recognized in July 2003 relating to this sale.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the six months ended June 30, 2003 and 2002, the net proceeds from the sale of the Property in Richmond, Virginia and the liquidating distributions received from Titusville Joint Venture, respectively, the Partnership declared distributions to limited partners of $1,670,950 and $1,047,894 for the six months ended June 30, 2003 and 2002, ($510,475 and $523,947 for the quarters ended June 30, 2003 and 2002), respectively. This represents distributions of $27.85 and $17.46 per unit for the six months ended June 30, 2003 and 2002, respectively, ($8.51 and $8.73 for the quarters ended June 30, 2003 and 2002, respectively). Distributions for the six months ended June 30, 2003, included a special distribution of $650,000, as a result of the distribution of net sales proceeds from the 2003 sale of the Property in Richmond, Virginia. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of Properties in previous years and in the current year, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. Due to the sales of Properties mentioned above, and due to current and anticipated cash from operations, distributions of net cash flow were adjusted in the quarter ended March 31, 2003. No distributions were made to the general partners for the six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $873,145 at June 30, 2003, from $829,384 at December 31, 2002, primarily as a result of an increase in amounts due to related parties. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $649,171 for the six months ended June 30, 2003, as compared to $656,245 in the same period in 2002, of which $323,607 and $329,591 were earned during the second quarter of 2003 and 2002, respectively. The decrease in rental revenues during the six months ended June 30, 2003 was primarily a result of amendments to the leases of two Properties. The general partners do not believe that the amendments will have a material adverse effect on the results of operations of the Partnership.

         During the six months ended June 30, 2003 and 2002, the Partnership also earned $23,774 and $26,437, respectively, in contingent rental income from the Partnership's Properties, of which $11,746 and $2,334 were earned during the second quarter of 2003 and 2002, respectively. The decrease in contingent rental income during the six months ended June 30, 2003, as compared to the same period in 2002, was due to a reduction in the reported gross sales of the restaurants as compared to the same period in 2002.

         During the six months ended June 30, 2003 and 2002, the Partnership also earned $154,714 and $151,934, respectively, attributable to net income earned by joint ventures, of which $78,051 and $80,011 were earned during the second quarter of 2003 and 2002, respectively. Net income earned by joint ventures during the six months ended June 30, 2003, as compared to same period in 2002, remained constant, as there was no change in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         Operating expenses, including depreciation and amortization, were $272,412 and $281,476 for the six months ended June 30, 2003 and 2002, respectively, of which $118,823 and $133,856 were incurred during the second quarter of 2003 and 2002, respectively. Operating expenses were lower during the six months ended June 30, 2003, primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business.

         During the six months ended June 30, 2003, the Partnership identified for sale three Properties, which were classified as Discontinued Operations in the accompanying financial statements. In February 2003, the Partnership sold the Property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain on disposal of assets of $129,403. In March 2003, the Partnership sold the Property in Richmond, Virginia and received net sales proceeds of approximately $922,700, resulting in a loss on disposal of assets of $22,364. The Partnership had recorded a provision for write-down of assets relating to this Property in the previous year, in anticipation of the sale of the Property. In April 2003, the Partnership entered into negotiations to sell the Property in Maywood, Illinois to one of the tenants. During the six months ended June 30, 2003, the Partnership recorded a provision of $36,000 in connection with the sale of this Property. The Partnership had recorded in the previous year a provision for write-down of assets relating to this Property. The provisions represented the difference between the carrying value of the Property and its estimated fair value at the end of each period. During the six months ended June 30, 2003 and 2002, the Partnership recognized net rental income (rental revenues less Property related expenses and provisions for write-down of assets) of $1,328 and $70,800, respectively, relating to these three Properties, of which $7,252 and $32,631 were incurred during the second quarter of 2003 and 2002, respectively.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                    31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2003.


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

                    31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2