Form 10-Q
period 2003-09-30
CNL INCOME FUND IV LTD
filed 2003-11-13
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund IV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                          59-2854435
---------------------------------              -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


    450 South Orange Avenue
         Orlando, Florida                                      32801
---------------------------------              -------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS




                                                                       Page
Part I.

     Item 1.  Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-9

     Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                           9

     Item 4.  Controls and Procedures                                   9-10


Part II.

     Other Information                                                  11-12

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                          September 30,             December 31,
                                                                              2003                      2002
                                                                        ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                           $   8,561,333             $   8,750,169
Net investment in direct financing leases                                         282,957                   300,064
Real estate held for sale                                                              --                 1,917,775
Investment in joint ventures                                                    2,903,915                 2,979,763
Cash and cash equivalents                                                       1,413,653                   405,155
Receivables                                                                        20,848                     9,755
Accrued rental income                                                             204,197                   215,631
Other assets                                                                       18,851                     9,598
                                                                        ------------------       -------------------

                                                                            $  13,405,754             $  14,587,910
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                        $     13,316              $     10,757
Real estate taxes payable                                                           9,226                    47,973
Distributions payable                                                             510,475                   523,947
Due to related parties                                                            261,615                   197,942
Rents paid in advance and deposits                                                 60,840                    48,765
                                                                        ------------------       -------------------
    Total liabilities                                                             855,472                   829,384


Partners' capital                                                              12,550,282                13,758,526
                                                                        ------------------       -------------------

                                                                            $  13,405,754             $  14,587,910
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------
Revenues:
    Rental income from operating leases                          $ 316,780         $ 321,326      $ 950,420      $ 960,905
    Earned income from direct financing leases                       7,537             8,127         23,068         24,793
    Contingent rental income                                        18,199            33,736         41,973         60,173
    Interest and other income                                          103               768          1,779          4,349
                                                              -------------    --------------  -------------  -------------
                                                                   342,619           363,957      1,017,240      1,050,220
                                                              -------------    --------------  -------------  -------------


Expenses:
    General operating and administrative                            49,702            48,715        169,689        183,852
    Property related                                                 3,680             7,678          7,001         13,305
    State and other taxes                                               --                --         22,952         14,099
    Depreciation and amortization                                   62,685            63,305        188,837        189,918
                                                              -------------    --------------  -------------  -------------
                                                                   116,067           119,698        388,479        401,174
                                                              -------------    --------------  -------------  -------------

Income Before Equity in Earnings of Joint Ventures                 226,552           244,259        628,761        649,046

Equity in Earnings of Joint Ventures                                74,723            75,218        229,437        227,152
                                                              -------------    --------------  -------------  -------------

Income from Continuing Operations                                  301,275           319,477        858,198        876,198
                                                              -------------    --------------  -------------  -------------

Discontinued Operations:
    Income from discontinued operations                              6,616            32,849          7,944        103,649
    Gain on disposal of discontinued operations                         --                --        107,039             --
                                                              -------------    --------------  -------------  -------------
                                                                     6,616            32,849        114,983        103,649
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 307,891         $ 352,326      $ 973,181      $ 979,847
                                                              =============    ==============  =============  =============

Income Per Limited Partner Unit
    Continuing Operations                                         $   5.02          $   5.32      $   14.30      $   14.60
    Discontinued Operations                                           0.11              0.55           1.92           1.73
                                                              -------------    --------------  -------------  -------------

                                                                  $   5.13          $   5.87      $   16.22      $   16.33
                                                              =============    ==============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                               60,000            60,000         60,000         60,000
                                                              =============    ==============  =============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                            Nine Months Ended          Year Ended
                                                              September 30,           December 31,
                                                                   2003                   2002
                                                           ---------------------    ------------------
General partners:
    Beginning balance                                             $     787,351          $    787,351
    Net income                                                               --                    --
                                                           ---------------------    ------------------
                                                                        787,351               787,351
                                                           ---------------------    ------------------

Limited partners:
    Beginning balance                                                12,971,175            13,949,518
    Net income                                                          973,181             1,117,445
    Distributions ($36.36 and $34.93 per
       limited partner unit, respectively)                           (2,181,425 )          (2,095,788 )
                                                           ---------------------    ------------------
                                                                     11,762,931            12,971,175
                                                           ---------------------    ------------------

Total partners' capital                                          $   12,550,282         $  13,758,526
                                                           =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2003               2002
                                                                              ---------------    ---------------
Net Cash Provided by Operating Activities                                       $  1,158,686        $ 1,342,526
                                                                              ---------------    ---------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                                   2,044,709                 --
    Liquidating distribution from joint venture                                           --             41,984
                                                                              ---------------    ---------------
       Net cash provided by investing activities                                   2,044,709             41,984
                                                                              ---------------    ---------------

Cash Flows from Financing Activities:
    Distributions to limited partners                                             (2,194,897 )       (1,571,841 )
                                                                              ---------------    ---------------
       Net cash used in financing activities                                      (2,194,897 )       (1,571,841 )
                                                                              ---------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                               1,008,498           (187,331 )

Cash and Cash Equivalents at Beginning of Period                                     405,155            645,220
                                                                              ---------------    ---------------

Cash and Cash Equivalents at End of Period                                      $  1,413,653            457,889
                                                                              ===============    ===============

Supplemental Schedule of Non-Cash Investing and Financing
    Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                           $   62,959            $    --
                                                                              ===============    ===============

       Distributions declared and unpaid at end of period                        $   510,475         $  523,947
                                                                              ===============    ===============




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.       Discontinued Operations

         In February 2003, the Partnership sold the property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain on disposal of assets of $129,403. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $23,959.

         In March 2003, the Partnership sold the property in Richmond, Virginia and received net sales proceeds of approximately $922,700, resulting in a loss on disposal of assets of $22,364. The Partnership had recorded a provision for write-down of assets relating to this property in the previous year in anticipation of the sale of the property. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $28,500.

         In July 2003, the Partnership sold the property in Maywood, Illinois to the tenant and received net sales proceeds of approximately $346,000. Because the Partnership recorded a provision for write-down of assets of $36,000 during the nine months ended September 30, 2003, no gain or loss on disposal of assets was recognized relating to this sale. The provision represented the difference between the carrying value of the property and its estimated fair value. In connection with the sale, the Partnership recorded a deferred, subordinated, real estate disposition fee of $10,500.

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                   September 30,
                                                         2003              2002           2003           2002
                                                     -------------     -------------  -------------  --------------

          Revenues                                      $   8,415         $  54,196      $  62,319       $ 162,365
          Expenses                                         (1,799 )         (21,347 )      (18,375 )       (58,716 )
          Provision for write-down of assets                   --                --        (36,000 )            --
                                                     -------------     -------------  -------------  --------------

          Income from discontinued operations           $   6,616         $  32,849      $   7,944       $ 103,649
                                                     =============     =============  =============  ==============

4.       Related Party Transactions

         An affiliate of the Partnership is entitled to receive deferred, subordinated real estate disposition fees, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the nine months ended September 30, 2003, the Partnership incurred deferred, subordinated, real estate disposition fees of $62,959 as a result of the sales of three properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003 and 2002, the Partnership owned directly 21 and 24 Properties, respectively. As of September 30, 2003 and 2002, the Partnership also owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,158,686 and $1,342,526, during the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash from operating activities, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, was a result of changes in the Partnership's income and expenses, and changes in working capital.

         Other sources and uses of cash included the following during the nine months ended September 30, 2003.

         During the nine months ended September 30, 2003, the Partnership sold its Properties in Portland, Indiana, Richmond, Virginia and Maywood, Illinois and received aggregate net sales proceeds of approximately $2,044,800, resulting in an aggregate net gain on disposal of discontinued operations of $107,039. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees totaling $62,959. In anticipation of the sale of the Property in Richmond, Virginia, the Partnership had recorded a provision for write-down of assets in the previous year. The Partnership has been using the net proceeds from the sale of the Property in Portland, Indiana to pay liabilities of the Partnership. The Partnership distributed to the limited partners the majority of the net proceeds from the sale of the Property in Richmond, Virginia as a special distribution, and intends to use the remaining proceeds from the sale of this Property and the Property in Maywood, Illinois to pay liabilities of the Partnership.

         At September 30, 2003, the Partnership had $1,413,653 in cash and cash equivalents, as compared to $405,155 at December 31, 2002. The increase in cash and cash equivalents at September 30, 2003 was primarily a result of the Partnership holding a portion of the proceeds from the sale of the Property in Richmond, Virginia and the net proceeds from the sale of the Property in Maywood, Illinois at September 30, 2003, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the limited partners. At September 30, 2003, these funds were held in a demand deposit account at a commercial bank. The funds remaining at September 30, 2003, after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the nine months ended September 30, 2003 and 2002, the net proceeds from the sale of the Property in Richmond, Virginia and the liquidating distributions received from Titusville Joint Venture, respectively, the Partnership declared distributions to limited partners of $2,181,425 and $1,571,841 for the nine months ended
September 30, 2003 and 2002, ($510,475 and $523,947 for the quarters ended September 30, 2003 and 2002), respectively. This represents distributions of $36.36 and $26.19 per unit for the nine months ended September 30, 2003 and 2002, respectively, ($8.51 and $8.73 for the quarters ended September 30, 2003 and 2002, respectively). Distributions for the nine months ended September 30, 2003, included a special distribution of $650,000, as a result of the distribution of net sales proceeds from the 2003 sale of the Property in Richmond, Virginia. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of Properties in previous years and in the current year, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. Due to the sales of Properties mentioned above, and due to current and anticipated cash from operations, distributions of net cash flow were adjusted in the quarter ended March 31, 2003. No distributions were made to the general partners for the nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $855,472 at September 30, 2003, as compared to $829,384 at December 31, 2002. The increase in liabilities was primarily a result of an increase in amounts due to related parties and rents paid in advance and deposits. The increase was partially offset by a decrease in real estate taxes payable and distributions payable. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $973,488 for the nine months ended September 30, 2003, as compared to $985,698 in the same period in 2002, of which $324,317 and $329,453 were earned during the third quarter of 2003 and 2002, respectively. The decrease in rental revenues during the quarter and nine months ended September 30, 2003 was primarily a result of amendments to the leases of two Properties. The general partners do not believe that the amendments will have a material adverse effect on the results of operations of the Partnership.

         During the nine months ended September 30, 2003 and 2002, the Partnership also earned $41,973 and $60,173, respectively, in contingent rental income from the Partnership's Properties, of which $18,199 and $33,736 were earned during the third quarter of 2003 and 2002, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 2003, as compared to the same period in 2002, was due to a reduction in the reported gross sales of the restaurants as compared to the same period in 2002.

         During the nine months ended September 30, 2003 and 2002, the Partnership also earned $229,437 and $227,152, respectively, attributable to net income earned by joint ventures, of which $74,723 and $75,218 were earned during the third quarter of 2003 and 2002, respectively. Net income earned by joint ventures during the nine months ended September 30, 2003, as compared to same period in 2002, remained constant, as there was no change in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         Operating expenses, including depreciation and amortization, were $388,479 and $401,174 for the nine months ended September 30, 2003 and 2002, respectively, of which $116,067 and $119,698 were incurred during the quarters ended September 30, 2003 and 2002, respectively. Operating expenses were lower during the nine months ended September 30, 2003, primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease for the nine months ended September 30, 2003 was partially offset by an increase in state tax expense relating to several states in which the Partnership conducts business.

         During the nine months ended September 30, 2003, the Partnership identified for sale three Properties, which were classified as Discontinued Operations in the accompanying financial statements. In connection with the sale of these Properties, the Partnership received aggregate net sales proceeds of approximately $2,044,700, resulting in an aggregate net gain on disposal of assets of $107,000. In anticipation of the sale of the Property in Richmond, Virginia the Partnership had recorded a provision for write-down of assets in the previous year. The Partnership had recorded a provision for write-down of assets of $36,000 during the nine months ended September 30, 2003 in anticipation of the sale of the Property in Maywood, Illinois. In addition, the Partnership had recorded a provision for write-down of assets relating to this Property in a previous year. The provisions represented the difference between the carrying value of the Property and its estimated fair value at the end of each period. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $32,849 and $103,649 during the quarter and nine months ended September 30, 2002, respectively, relating to these three Properties. The Partnership sold the Property in Maywood, Illinois in July 2003. The Partnership recognized net rental income of $7,944 during the nine months ended September 30, 2003, relating to the Properties in Portland, Indiana, Richmond, Virginia, and Maywood, Illinois and net rental income of $6,616 during the quarter ended September 30, 2003, relating to the Property in Maywood, Illinois.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2003.


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