Form 10-K
period 2003-12-31
CNL INCOME FUND IV LTD
filed 2004-03-30
CIK 829739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 34 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Properties in Palm Bay, Florida and Corpus Christi, Texas and distributed the majority of the net sales proceeds to the Limited Partners as a special distribution. During 2002, the Partnership and the joint venture partner in the Titusville Joint Venture sold its Property and liquidated the joint venture; the Partnership used the majority of the liquidation proceeds to pay liabilities of the Partnership. In 2003, the Partnership sold its properties in Portland, Indiana; Richmond, Virginia; and Maywood, Illinois. The Partnership used the majority of the net sales proceeds from the sales in Portland, Indiana and Richmond, Virginia to make a special distribution to the Limited Partners. The remaining proceeds will be used to make distributions to the limited partners and to pay liabilities of the Partnership.

         As of December 31, 2003, the Partnership owned 28 Properties. The 28 Properties include interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer and Properties owned as tenants-in-common with affiliates of the General Partners provide for initial terms, ranging from five to 21 years (the average being 18 years), and expire between 2004 and 2019. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $20,300 to $126,600. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, some of the leases provide that commencing in the sixth lease year the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-half to two percent) of the purchase price.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 23 of the Partnership's 28 Properties also have been granted options to purchase Properties at the Property's then fair market value, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessee an option to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above, multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to the lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         The tenant of the Property in Kingsville, Texas, owned by Kingsville Real Estate Joint Venture, in which the Partnership has a 68.87% interest, did not exercise its option to renew its lease. The lease expired in January 2004.

Major Tenants

         During 2003, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Shoney's, Inc. was the lessee under leases relating to three restaurants, and Tampa Foods, L.P. was the lessee relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P., each will continue to contribute more than ten percent of total rental revenues in 2004. In addition, three Restaurant Chains, Pizza Hut, Denny's, and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of total rental revenues in 2003 (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is unable to re-lease the Property in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

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

            Entity Name             Year      Ownership               Partners                   Property

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

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partners, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor, is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee equal to one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 28 Properties, of which 21 are owned by the Partnership in fee simple, five are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites, owned directly and indirectly, range from approximately 14,100 to 76,147 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003 by state.

                State                               Number of Properties

                Alabama                                      3
                Florida                                      5
                Illinois                                     1
                Indiana                                      2
                Maryland                                     1
                Massachusetts                                1
                Michigan                                     3
                Mississippi                                  1
                North Carolina                               1
                Ohio                                         1
                Tennessee                                    1
                Texas                                        6
                Virginia                                     1
                Washington, D.C.                             1
                                                      -----------------
                Total Properties                             28
                                                      =================

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. However, the building located on one Checkers Property is owned by the tenant, while the land parcel is owned by the Partnership. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of buildings owned by the Partnership range from approximately 1,700 to 6,800 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $12,651,645 and $6,039,412, respectively.

         The following table lists the Properties owned by the Partnership, directly and indirectly, as of December 31, 2003 by Restaurant Chain.

                   Restaurant Chain                  Number of Properties

                   Arby's                                    2
                   Captain D's                               2
                   Checkers                                  1
                   Denny's                                   4
                   Golden Corral                             2
                   IHOP                                      1
                   Jack in the Box                           1
                   KFC                                       1
                   Pizza Hut                                 5
                   Shoney's                                  2
                   Taco Bell                                 1
                   Waffle House                              1
                   Wendy's                                   2
                   Other                                     3
                                                    ---------------------
                   Total Properties                          28
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per property and occupancy rate for the years ended December 31:

                                       2003              2002               2001             2000              1999
                                   --------------    --------------     -------------    -------------     -------------

Rental revenues (1)(2)               $ 1,766,672        $1,975,618       $ 1,976,264      $ 2,255,228       $ 2,640,100
Properties (2)                                28                31                31               32                37
Average rent per property              $  63,095         $  63,730         $  63,750        $  70,476         $  71,354
Occupancy rate                              100%              100%               97%              94%               97%


(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration                Number             Annual Rental               Gross Annual
              Year                   of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2004                           1               $   33,058                   1.94%
              2005                          --                       --                      --
              2006                          --                       --                      --
              2007                          --                       --                      --
              2008                          14                  824,753                  48.44%
              2009                           4                  344,143                  20.21%
              2010                           1                   72,803                   4.28%
              2011                           2                   94,573                   5.55%
              2012                          --                       --                      --
              2013                           1                   61,326                   3.60%
              Thereafter                     5                  271,832                  15.98%
                                     ----------        -----------------           -------------
              Total                         28             $  1,702,488                 100.00%
                                     ==========        =================           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Shoney's, Inc. leases two Shoney's restaurants and one other restaurant. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $75,000 (ranging from approximately $64,900 to $81,300).

         Tampa Foods, L.P. leases one Wendy's Old Fashioned Hamburger Restaurant and one Green Tea Restaurant. The initial term of each lease is 20 years (expiring in 2008) and average minimum base rent is approximately $101,300 (approximately $108,000 and $94,600, respectively).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 2,852 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfer of Units. From inception through December 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $405 to $475 per Unit. During 2002 and 2003, due primarily to the sales of Properties, the price paid for any Unit transferred pursuant to the Plan was $332 and $357 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchasers and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                          2003 (1)                             2002 (1)
                             -----------------------------------  ------------------------------------
                               High         Low        Average      High          Low        Average
                             ----------   --------    ----------  ----------    --------    ----------
      First Quarter              $ 311       $220        $  251       $ 263        $200        $  232
      Second Quarter               334        200           275         259         259           259
      Third Quarter                334        260           295         508          23           249
      Fourth Quarter               325        289           310         325         228           281

(1) A total of 359 and 747 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provision of the partnership agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $2,691,900 and $2,095,788, respectively, to the Limited Partners. Distributions for the year ended December 31, 2003, included $650,000 in special distributions, as a result of the distribution of net sales proceeds from the sales of the Richmond, Virginia and Portland, Indiana Properties. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership Agreement, $650,000 was applied toward the Limited Partners' 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. Therefore, the decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners in the quarter ended March 2003. No amounts distributed to the partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                Quarter Ended                 2003              2002
                -------------------      ---------------    -------------
                March 31                     $1,160,475        $ 523,947
                June 30                         510,475          523,947
                September 30                    510,475          523,947
                December 31                     510,475          523,947

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although the General Partners, in their sole discretion, may elect to pay distributions monthly.

(b)      Not applicable


Item 6.  Selected Financial Data

                                         2003           2002             2001           2000            1999
                                     -------------- --------------   -------------- -------------- -----------------
Year ended December 31:
   Continuing operations (2):
      Revenues                         $ 1,393,961    $ 1,401,959      $ 1,574,186    $ 1,818,616     $  2,055,781
      Equity in earnings of
        unconsolidated joint
        ventures                           294,120        315,135          278,224        234,317          303,223
      Income from continuing
        operations (1)                   1,193,105      1,200,250          976,695      2,024,093        1,664,818

   Discontinued Operations (2):
      Revenues                              55,498        207,565          194,900        136,827          243,053
      Income (loss) from and gain
         on disposal of discontinued
         operations (4)                    115,076        (82,805 )        112,399         54,217          162,541

   Net income                            1,308,181      1,117,445        1,089,094      2,078,310        1,827,359

   Income (loss) per unit:
      Continuing operations              $   19.89      $   20.00       $    16.28      $   33.73       $    27.75
      Discontinued operations                 1.91          (1.38 )           1.87           0.91             2.71
                                     -------------- --------------   -------------- -------------- ----------------
                                         $   21.80      $   18.62       $    18.15      $   34.64       $    30.46
                                     ============== ==============   ============== ============== ================

   Cash distributions declared (3)     $ 2,691,900    $ 2,095,788      $ 3,147,894    $ 5,050,000      $ 2,400,000
   Cash distributions declared per
      unit (3)                               45.00          35.00            52.00          84.00            40.00

At December 31:
   Total assets                        $13,209,456    $14,587,910     $ 15,542,775    $17,616,159      $20,828,319
   Partners' capital                    12,374,807     13,758,526       14,736,869     16,795,669       19,767,359


(1) Years ended December 31, 2001 and 2000 includes $178,817 and $439,132, respectively, for provisions for write-down of assets. Income for the years ended December 31, 2001 and 2000 includes $120,872 and $92,397, from losses on the sale of assets. Income for the years ended December 31, 2000 includes $1,134,692 from gains on the sale of assets.

(2) Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2003 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(3) Distributions for the years ended December 31, 2003, 2001 and 2000 include special distributions to the Limited Partners of $650,000, $1,050,000 and $2,800,000, respectively, in net sales proceeds from the sale of two, two, and four Properties in 2003, 2001, and 2000, respectively.

(4) The year ended December 31, 2003 includes a gain on the disposal of discontinued operations of $107,039 and a provision for write-down of assets of $36,000. The year ended December 31, 2002 includes a provision for write-down of assets of $210,000.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8. hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. Substantially all of the leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $20,300 to $126,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2003, the Partnership owned 21 Properties directly and as of December 31, 2002 and 2001, 24 Properties directly. In addition, the Partnership owned seven Properties indirectly through joint venture or tenancy in common arrangements as of December 31, 2003 and 2002, and eight Properties as of December 31, 2001.

Capital Resources

         For the years ended December 31, 2003, 2002 and 2001, cash from operating activities was $1,594,436, $1,813,739 and $1,768,652, respectively. The decrease in cash from operating activities during the year ended December 31, 2003, as compared to 2002, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues resulting from the sales of Properties and changes in operating and Property related expenses. The increase in cash from operating activities during 2002, as compared to 2001, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         In November 2000, the Partnership sold its Property in Topeka, Kansas to a third party and received net sales proceeds of approximately $496,400. In January 2001, the Partnership distributed $450,000 of the net sales proceeds from the sale of this Property as a special distribution to the Limited Partners and used the remaining net proceeds to pay Partnership liabilities.

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

         In February 2003, the Partnership sold the property in Portland, Indiana and received net sales proceeds of approximately $776,100, resulting in a gain on disposal of assets of approximately $129,400. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of approximately $24,000.

         In March 2003, the Partnership sold the Property in Richmond, Virginia and received net sales proceeds of approximately $922,700, resulting in a loss on disposal of assets of approximately $22,400. The Partnership had recorded a provision for write-down of assets, of $37,000, relating to this property in the previous year in anticipation of the sale of the property. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $28,500.

         In July 2003, the Partnership sold the property in Maywood, Illinois to the tenant and received net sales proceeds of approximately $346,000. Because the Partnership recorded a provision for write-down of assets of $36,000 during the year ended December 31, 2003, no gain or loss on disposal of assets was recognized relating to this sale. The provision represented the difference between the carrying value of the property and its estimated fair value. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $10,500.

         In December 2003, the tenant of the Property in Kingsville, Texas, owned by Kingsville Real Estate Joint Venture, in which the Partnership has a 68.87% interest, did not exercise its option to renew its lease. The lease expired in January 2004.

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

         At December 31, 2003, the Partnership had $1,338,928 invested in cash and cash equivalents as compared to $405,155 at December 31, 2002. At December 31, 2003, these funds were held in a demand deposit account at a commercial bank. The increase at December 31, 2003, as compared to December 31, 2002, is primarily a result of the Partnership holding a portion of the proceeds from the sale of the Property in Richmond, Virginia and the net proceeds from the sale of the Property in Maywood, Illinois, pending the Partnership's use of such funds to pay its expenses or to make distributions to the limited partners. As of December 31, 2003, the average interest rate earned by the Partnership on the rental income deposited in demand deposit accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.


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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and net sales proceeds from the sale of Properties, the Partnership declared distributions to the Limited Partners of $2,691,900, $2,095,788, and $3,147,894, for the years ended December 31, 2003, 2002 and 2001, respectively. This represents distributions of $45, $35 and $52 per Unit for the years ended December 31, 2003, 2002 and 2001, respectively. Distributions for the year ended December 31, 2003 and 2001, included $650,000 and $1,050,000, respectively, in special distributions, as a result of the distribution of net sales proceeds from the sale of several Properties. These special distributions, in 2003 and 2001, were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $650,000 and $989,873, respectively, was applied toward the Limited Partners' 10% Preferred Return. The remaining balance of $60,127, from the 2001 special distribution was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in two decreases in cash distributions to the Limited Partners commencing the quarters ended September 30, 2001 and March 31, 2003. No distributions were made to the General Partners for the years ended December 31, 2003, 2002 and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $11,194 and $12,798, respectively, to affiliates for operating expenses, accounting and administrative services, and management fees. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. In addition, during the year ended December 31, 2003, the Partnership incurred $62,959 in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of three Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions.

         Other liabilities, including distributions payable, decreased to $575,353 at December 31, 2003, from $631,442 at December 31, 2002. The decrease is primarily a result of a decrease in real estate taxes payable. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31,
2002

         Rental revenues from continuing operations were $1,293,931 for the year ended December 31, 2003 as compared to $1,309,560 in the same period in 2002, decreasing slightly as a result of amendments to the leases of two Properties.

         During the years ended December 31, 2003 and 2002, the Partnership also earned $98,045 and $78,184, respectively, in contingent rental income. The increase in contingent rental income during 2003, as compared to 2002, was due primarily to an increase in the reported gross sales of several of the restaurants with leases that require the payment of contingent rental income.

         During the years ended December 31, 2003 and 2002, the Partnership earned $294,120 and $315,135, respectively, attributable to the net income earned by unconsolidated joint ventures, respectively. Net income earned by unconsolidated joint ventures decreased slightly during 2003, as compared to the same period of 2002, due to the fact that Kingsville Real Estate Joint Venture, in which the Partnership owns a 68.87% interest, recorded a provision for write-down of assets in the amount of $30,800, relating to its property in Kingsville, Texas because the tenant of the property did not exercise its option to renew its lease. The lease expired in January 2004. The provision represented the difference between the carrying value of the property at December 31, 2003 and its estimated fair value. The lost revenues that will result from the loss of this lease will have an adverse effect on net income earned by joint ventures if the joint venture is unable to re-lease the Property in a timely manner.

         During 2003, two lessees of the Partnership, Shoney's, Inc. and Tampa Foods, L.P., each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Shoney's, Inc. was the lessee under leases relating to three restaurants, and Tampa Foods, L.P. was the lessee relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. and Tampa Foods, L.P., each will continue to contribute more than ten percent of the Partnership's total rental revenues in 2004. In addition, three Restaurant Chains, Pizza Hut, Denny's, and Wendy's, each accounted for more than ten percent of total rental revenues in 2003 (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains will materially affect the Partnership's operating results if the Partnership is unable to re-lease the Property in a timely manner.

         During the years ended December 31, 2003 and 2002, the Partnership earned $1,985 and $14,215, respectively, in interest and other income. Interest and other income during 2002 was higher because the Partnership received and recorded as income proceeds received from the right of way taking relating to a parcel of land on its Property in Streator, Illinois.

         Operating expenses, including depreciation and amortization expense, were $494,976 and $516,844 for the years ended December 31, 2003 and 2002, respectively. The decrease in operating expenses during 2003, as compared to the same period in 2002, was due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease was partially offset by an increase in state tax expenses relating to several states where the Partnership conducts business.

         During the year ended December 31, 2003, the Partnership identified for sale three Properties, located in Portland, Indiana; Richmond, Virginia; and Maywood, Illinois, which were classified as Discontinued Operations in the accompanying financial statements. In connection with the sale of these Properties, the Partnership received aggregate net sales proceeds of approximately $2,044,700, resulting in an aggregate net gain on disposal of assets of $107,000. In anticipation of the sale of the Property in Richmond, Virginia the Partnership had recorded a provision for write-down of assets in the previous year. The Partnership had recorded a provision for write-down of assets of $36,000 during 2003 in anticipation of the sale of the Property in Maywood, Illinois. In addition, the Partnership had recorded a provision for write-down of assets relating to this Property in a previous year. The provisions represented the difference between the carrying value of the Property and its estimated fair value at the end of each period. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $8,037 during 2003 and a net rental loss (Property related expenses and provision for write-down of assets in excess of rental revenues) of $82,805 during 2002, relating to these three Properties.

         In December 2003, Holland Joint Venture, in which the Partnership owns a 51% interest, entered into negotiations with a third party to sell the Property in Holland, Michigan. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases to real estate held for sale. The Property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation upon identifying the Property as held for sale. The financial results for this property are reflected as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements.

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

         Rental revenues from continuing operations were $1,309,560 for the year ended December 31, 2002 as compared to $1,347,378 in the same period in 2001. The decrease in rental revenues from continuing operations during 2002, as compared to the same period in 2001, was partially attributable to the sale of the Properties in Palm Bay, Florida and Corpus Christi, Texas during 2001. During 2001, the Partnership distributed a portion of the net sales proceeds from the sale of these Properties to the Limited Partners, as a result, rental revenues from continuing operations are expected to remain at reduced amounts.

         Rental revenues from continuing operations also decreased during 2002 because the Partnership entered into a new lease relating to the Property in Streator, Illinois. The former lease for this Property, which was scheduled to expire in December 2002, was terminated by the Partnership and the tenant during 2001. In connection therewith, the Partnership received approximately $67,100 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents due under the previous lease; therefore, the Partnership expects that rental revenues in future period will remain at reduced amounts. However, the General Partners do not anticipate that the decrease in rental revenues from continuing operations relating to the new lease will have a material adverse affect on the Partnership's financial position or results of operations.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $78,184 and $81,550, respectively, in contingent rental income.

         During the years ended December 31, 2002 and 2001, the Partnership earned $315,135 and $278,224, respectively, attributable to the net income earned by unconsolidated joint ventures, respectively. Net operating results reported by joint ventures were lower during 2001, as compared to the same period in 2002, due to the fact that the tenant of the Property owned by Titusville Joint Venture (in which the Partnership owned a 26.6% interest in the profits and losses of the joint venture) vacated the Property in 1997, and the Partnership incurred expenses, which are of a fixed nature, such as real estate taxes, insurance and maintenance during 2001. In addition, during 2001, the joint venture established a provision for write-down of assets for its Property for approximately $73,800. The provision represented the difference between the Property's carrying value at December 31, 2001, and its estimated fair value. In January 2002, the joint venture sold this Property. This Property was identified for sale as of December 31, 2001.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $14,215 and $78,185, respectively, in interest and other income. Interest and other income during 2001 was higher because the Partnership earned interest on the net sales proceeds received from the sale of Properties pending distribution to the Limited Partners. During 2002, the Partnership received and recorded as income proceeds received from the right of way taking relating to a parcel of land on its Property in Streator, Illinois.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $516,844 and $754,843 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses during 2002, as compared to the same period in 2001, was partially due to a decrease in depreciation expense due to the sale of two Properties in 2001. In addition, the Partnership recorded a provision for doubtful accounts for past due rental amounts relating to the Big Boy's Property located in Topeka, Kansas, due to financial difficulties the tenant was experiencing. The decrease in operating expenses during 2002, as compared to the same period in 2001, was also partially due to the fact that during 2001, the Partnership incurred expenses such as legal fees, repairs and maintenance, and real estate taxes relating to several Properties with tenants who experienced financial difficulties. In addition, state taxes were higher during 2001, as compared to the same period in 2002, due to the fact that the Partnership incurred additional taxes on gains on sale of assets.

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

         As discussed above, the Properties in Portland, Indiana, Richmond, Virginia and Maywood, Illinois were classified as Discontinued Operations in the accompanying financial statements. In anticipation of the sale of the Property in Richmond, Virginia the Partnership recorded a provision for write-down of assets of $37,000 during 2002. Also, during 2002, the Partnership recorded a provision for write-down of assets of $173,000 relating to the Property in Maywood, Illinois. The provisions represented the difference between the carrying value of the Property and its estimated fair value. The Partnership recognized a net rental loss (Property related expenses and provision for write-down of assets in excess of rental revenues) of $82,805 during 2002 and net rental income (rental revenues less Property related expenses) of $112,399 during 2001, relating to these Properties.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)



                                    CONTENTS









                                                                    Page

Report of Independent Certified Public Accountants                   18

Financial Statements:

    Balance Sheets                                                   19

    Statements of Income                                             20

    Statements of Partners' Capital                                  21

    Statements of Cash Flows                                         22-23

    Notes to Financial Statements                                    24-36

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund IV, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund IV, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                 2003                   2002
                                                                           ------------------     ------------------
                                ASSETS

  Real estate properties with operating leases, net                             $  8,498,647           $  8,750,170
  Net investment in direct financing leases                                          276,945                300,064
  Real estate held for sale                                                               --              1,917,775
  Investment in joint ventures                                                     2,869,536              2,979,763
  Cash and cash equivalents                                                        1,338,928                405,155
  Receivables, less allowance for doubtful accounts
        of $3,214 in 2003                                                             10,207                  9,755
  Accrued rental income                                                              200,145                215,631
  Other assets                                                                        15,048                  9,597
                                                                           ------------------     ------------------

                                                                                $ 13,209,456          $  14,587,910
                                                                           ==================     ==================

                   LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                           $    6,595            $    10,757
  Real estate taxes payable                                                            8,829                 47,973
  Distributions payable                                                              510,475                523,947
  Due to related parties                                                             259,296                197,942
  Rents paid in advance and deposits                                                  49,454                 48,765
                                                                           ------------------     ------------------
          Total liabilities                                                          834,649                829,384

  Partners' capital                                                               12,374,807             13,758,526
                                                                           ------------------     ------------------

                                                                                $ 13,209,456          $  14,587,910
                                                                           ==================     ==================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                            Year Ended December 31,
                                                                  2003               2002                2001
                                                             ----------------   ----------------    ----------------

Revenues:
   Rental income from operating leases                          $  1,263,483       $  1,276,781        $  1,312,199
   Earned income from direct financing leases                         30,448             32,779              35,179
   Contingent rental income                                           98,045             78,184              81,550
   Lease termination income                                               --                 --              67,073
   Interest and other income                                           1,985             14,215              78,185
                                                             ----------------   ----------------    ----------------
                                                                   1,393,961          1,401,959           1,574,186
                                                             ----------------   ----------------    ----------------
Expenses:
   General operating and administrative                              213,501            239,580             236,921
   Property related                                                    7,001             10,542              42,255
   State and other taxes                                              22,952             14,283              30,350
   Depreciation and amortization                                     251,522            252,439             266,500
   Provision for write-down of assets                                     --                 --             178,817
                                                             ----------------   ----------------    ----------------
                                                                     494,976            516,844             754,843
                                                             ----------------   ----------------    ----------------

Income before loss on sale of assets and equity in
   earnings of unconsolidated joint ventures                         898,985            885,115             819,343

Loss on sale of assets                                                    --                 --            (120,872 )

Equity in earnings of unconsolidated joint ventures                  294,120            315,135             278,224
                                                             ----------------   ----------------    ----------------
Income from continuing operations                                  1,193,105          1,200,250             976,695
                                                             ----------------   ----------------    ----------------

Discontinued operations
   Income (loss) from discontinued operations                          8,037            (82,805 )           112,399
   Gain on disposal of discontinued operations                       107,039                 --                  --
                                                             ----------------   ----------------    ----------------
                                                                     115,076            (82,805 )           112,399
                                                             ----------------   ----------------    ----------------

Net income                                                      $  1,308,181       $  1,117,445        $  1,089,094
                                                             ================   ================    ================

Income (loss) per limited partner unit
   Continuing operations                                          $    19.89         $    20.00          $    16.28
   Discontinued operations                                              1.91              (1.38 )              1.87
                                                             ----------------   ----------------    ----------------
                                                                  $    21.80         $    18.62          $    18.15
                                                             ================   ================    ================

Weighted average number of limited
   partner units outstanding                                          60,000             60,000              60,000
                                                             ================   ================    ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001

                                              General Partners                                          Limited Partners
                                     -----------------------------------    --------------------------------------------------------
                                                          Accumulated                                               Accumulated
                                      Contributions        Earnings          Contributions      Distributions        Earnings
                                     ----------------   ----------------    ----------------   ----------------   ----------------

Balance, December 31, 2000               $   557,804        $   229,547        $ 30,000,000      $ (36,291,711 )     $ 25,740,029

   Distributions to limited
      partners ($52 per limited
      partner unit)                               --                 --             (60,127 )       (3,087,767 )               --
   Net income                                     --                 --                  --                 --          1,089,094
                                     ----------------   ----------------    ----------------   ----------------   ----------------

Balance, December 31, 2001                   557,804            229,547          29,939,873        (39,379,478 )       26,829,123

   Distributions to limited
      partners ($35 per limited
      partner unit)                               --                 --                  --         (2,095,788 )               --
   Net income                                     --                 --                  --                 --          1,117,445
                                     ----------------   ----------------    ----------------   ----------------   ----------------

Balance, December 31, 2002                   557,804            229,547          29,939,873        (41,475,266 )       27,946,568

   Distributions to limited
      partners ($45 per limited
      partner unit)                                                                                 (2,691,900 )
   Net income                                                                                                           1,308,181
                                     ----------------   ----------------    ----------------   ----------------   ----------------

Balance, December 31, 2003               $   557,804        $   229,547        $ 29,939,873      $ (44,167,166 )     $ 29,254,749
                                     ================   ================    ================   ================   ================

-----------------
   Syndication
      Costs               Total
  ---------------    ----------------

   $  (3,440,000 )      $ 16,795,669



              --          (3,147,894 )
              --           1,089,094
  ---------------    ----------------

      (3,440,000 )        14,736,869



              --          (2,095,788 )
              --           1,117,445
  ---------------    ----------------

      (3,440,000 )        13,758,526



                          (2,691,900 )
                           1,308,181
  ---------------    ----------------

    $ (3,440,000 )      $ 12,374,807
  ===============    ================



                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                2003                2002               2001
                                                           ----------------    ----------------   ----------------


      Cash Flows from Operating Activities:
      Net income                                              $ 1,308,181         $ 1,117,445        $ 1,089,094
                                                           ----------------    ----------------   ----------------

      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                           256,962             306,037            320,213
           Amortization                                               265               2,478              2,363
           Provision for doubtful accounts                                                 --             10,792
           Provision for write-down of assets                      36,000             210,000            178,817
           Loss (gain) on sale of assets                         (107,039  )               --            120,872
           Equity in earnings of joint ventures,
              net of distributions                                110,227              86,295             89,468
           Decrease (increase) in receivables                        (452  )           41,804            (17,164  )
           Decrease in due from related parties                       --                4,531             10,652
           Amortization of investment in direct
              financing leases                                     23,119              23,871             15,754
           Decrease (increase) in accrued rental
              income                                               15,044              (6,359  )         (18,829  )
           Decrease (increase) in other assets                     (3,649  )            4,159              1,174
           Increase (decrease) in accounts
              payable and accrued expenses                         (4,162  )              505            (34,818  )
           Increase (decrease) in  real estate taxes
              payable                                             (39,144  )             (681  )             146
           Increase (decrease) in due to related
              parties                                              (1,605  )            7,957             (3,715  )
           Increase in rents paid in advance and
              deposits                                                689              15,697              3,833
                                                           ----------------    ----------------   ----------------
                Total adjustments                                 286,255             696,294            679,558
                                                           ----------------    ----------------   ----------------

              Net cash provided by operating
                activities                                      1,594,436           1,813,739          1,768,652
                                                           ----------------    ----------------   ----------------

      Cash Flows from Investing Activities:
           Proceeds from sale of real estate properties         2,044,709                  --            679,894
           Liquidating distribution from joint venture                 --              41,984                 --
           Payment of lease costs                                      --                  --            (21,250  )
                                                           ----------------    ----------------   ----------------

              Net cash provided by investing activities         2,044,709              41,984            658,644
                                                           ----------------    ----------------   ----------------

      Cash Flows from Financing Activities:
        Distributions to limited partners                      (2,705,372  )       (2,095,788  )      (3,148,947  )
                                                           ----------------    ----------------   ----------------
              Net cash used in financing activities            (2,705,372  )       (2,095,788  )      (3,148,947  )
                                                           ----------------    ----------------   ----------------

Net increase (decrease) in cash and cash
   equivalents                                                    933,773            (240,065  )        (721,651  )

Cash and cash equivalents at beginning of year                    405,155             645,220          1,366,871
                                                           ----------------    ----------------   ----------------

Cash and cash equivalents at end of year                      $ 1,338,928          $  405,155         $  645,220
                                                           ================    ================   ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                          Year Ended December 31,
                                                                2003                2002               2001
                                                           ----------------    ----------------   ----------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Deferred real estate disposition fees incurred
        and unpaid at December 31                              $   62,959             $    --         $   21,023
                                                           ================    ================   ================

      Distributions declared and unpaid at
        December 31                                            $  510,475          $  523,947         $  523,947
                                                           ================    ================   ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the real estate property acquisitions at cost. The properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002 and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $191,900, $202,200, and $193,800, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing method.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued or deferred rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels;
         however, the Partnership has not experienced any losses in such accounts.

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partner's capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                 2003                 2002
                                                           ------------------   ------------------

                  Land                                         $   4,765,319        $   4,765,319
                  Buildings                                        7,403,747            7,403,747
                                                           ------------------   ------------------
                                                                  12,169,066           12,169,066
                  Less accumulated depreciation                   (3,670,419 )         (3,418,896 )
                                                           ------------------   ------------------

                                                               $   8,498,647         $  8,750,170
                                                           ==================   ==================

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                    2004                           $   1,288,883
                    2005                               1,298,141
                    2006                               1,301,132
                    2007                               1,301,132
                    2008                               1,236,840
                    Thereafter                         1,817,888
                                               ------------------

                                                   $   8,244,016
                                               ==================

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                         2003                 2002
                                                                   -----------------    -----------------

                   Minimum lease payments receivable                    $   268,831          $   322,398
                   Estimated residual values                                114,886              114,886
                   Less unearned income                                    (106,772 )           (137,220 )
                                                                   -----------------    -----------------

                   Net investment in direct financing
                      leases                                            $   276,945          $   300,064
                                                                   =================    =================


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

3.       Net Investment in Direct Financing Leases - Continued

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                      2004                              $   53,568
                      2005                                  53,568
                      2006                                  53,568
                      2007                                  53,568
                      2008                                  53,568
                      Thereafter                               991
                                                 ------------------

                                                        $  268,831
                                                 ==================

4.       Investment in Joint Ventures

         As of December 31, 2003, the Partnership had a 51%, 57%, 96.1%, 68.87%, and 35.71% interest in the profits and losses of Holland Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture and Warren Joint Venture, respectively, and a 53% and 76% interest in the profits and losses of properties in Clinton, North Carolina and Zephyrhills, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. Holland Joint Venture, Cocoa Joint Venture, Auburn Joint Venture, Kingsville Real Estate Joint Venture, Warren Joint Venture and the Partnership and affiliates, as tenants-in-common, each owns one property.

         In December 2003, Holland Joint Venture, in which the Partnership owns a 51% interest, entered into negotiations with a third party to sell the property in Holland, Michigan. As a result, the joint venture reclassified the assets relating to this property from land and building on operating leases to real estate held for sale. The property was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the joint venture stopped recording depreciation upon identifying the property as held for sale. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         During the year ended December 31, 2003, Kingsville Real Estate Joint Venture recorded a provision for write-down of assets in the amount of $30,800, relating to its property in Kingsville, Texas because the tenant of the property did not exercise its option to renew its lease. The lease expired in January 2004. The provision represented the difference between the carrying value of the Property at December 31, 2003 and its estimated fair value.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

                                                                            December 31,
                                                                  2003                        2002
                                                            -----------------            ----------------

             Real estate properties with operating             $   3,574,362                $  3,691,298
                  leases, net
             Net investment in direct financing leases               303,858                     325,247
             Real estate held for sale                               768,120                     794,554
             Cash                                                     50,783                      19,781
             Receivables                                              27,303                      33,692
             Accrued rental income                                    65,326                      70,528
             Other assets                                                 --                         170
             Liabilities                                              41,229                      11,554
             Partners' capital                                     4,748,523                   4,923,716


                                                                       Year Ended December 31,
                                                                 2003           2002            2001
                                                            --------------- --------------  --------------

             Revenues                                          $   501,756     $  509,590      $  493,708
             Expenses                                              (89,195 )     (102,516 )      (124,828 )
             Provision for write-down of assets                    (30,800 )           --         (73,750 )
             Gain on disposal of assets                                 --          4,901              --
                                                            --------------- --------------  --------------
                  Income from continuing operations                381,761        411,975         295,130
                                                            --------------- --------------  --------------

             Discontinued operations:
                  Revenues                                         120,744        120,248         120,248
                  Expenses                                         (26,425 )      (26,867 )       (27,937 )
                                                            --------------- --------------  --------------
                                                                    94,319         93,381          92,311
                                                            --------------- --------------  --------------

             Net income                                        $   476,080     $  505,356      $  387,441
                                                            =============== ==============  ==============


         The Partnership recognized income totaling $294,120, $315,135 and $278,224 for the years ended December 31, 2003, 2002 and 2001, respectively, from these joint ventures.

5.       Discontinued Operations

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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

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

         In July 2003, the Partnership sold the property in Maywood, Illinois to the tenant and received net sales proceeds of approximately $346,000. Because the Partnership recorded a provision for write-down of assets of $36,000 during the year ended December 31, 2003, no gain or loss on disposal of assets was recognized relating to this sale. The provision represented the difference between the carrying value of the property and its estimated fair value. In connection with the sale, the Partnership recorded a deferred, subordinated, real estate disposition fee of $10,500.

         The   financial   results  for  these   properties   are  reflected  as
         Discontinued Operations in the accompanying financial statements. The operating results of discontinued operations are as follows:

                                                                          Year Ended December 31,
                                                                  2003               2002              2001
                                                            ----------------- ----------------- -------------------

            Rental revenues                                       $   55,270        $  206,340         $  194,778
            Other income                                                 228             1,225                122
            Expenses                                                 (11,461 )         (80,370 )          (82,501 )
            Provisions for write-down of assets                      (36,000 )        (210,000 )               --
                                                           ------------------ -----------------  ------------------
            Income(loss) from discontinued
               Operations                                         $    8,037        $  (82,805 )       $  112,399
                                                           ================== ================= ===================



6.       Allocations and Distributions

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

         Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property not in liquidation of the Partnership was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         During each of the years ended December 31, 2003, 2002 and 2001, the Partnership declared distributions to the limited partners of $2,691,900, $2,095,788 and $3,147,894, respectively. Distributions for the year ended December 31, 2003 and 2001 included $650,000 and $1,050,000, respectively, in special distributions, as a result of the distributions of net sales proceeds from the sale of several properties. These special distributions, in 2003 and 2001, were effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $650,000 and $989,873 respectively, was applied toward the limited partners' 10%
         Preferred Return. The balance of $60,127, remaining from the 2001 special distribution, was treated as a return of capital for purposes of calculating the limited partners 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. No distributions have been made to the general partners to date.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                  2003             2002            2001
                                                              -------------    -------------   -------------

              Net income for financial reporting
                 purposes                                      $ 1,308,181      $ 1,117,445     $ 1,089,094

              Effect of timing differences relating to
                 depreciation                                       (4,831 )         11,954           6,102

              Provision for write-down of assets                    36,000          210,000         178,817

              Direct financing leases recorded as
                 operating leases for tax reporting
                 purposes                                           23,120           23,871          15,754

              Effect of timing differences relating to
                 gains/losses on real estate property sales        (27,853 )             --        (576,193 )

              Effect of timing differences relating to
                 equity  in earnings of joint ventures              58,600         (128,173 )        20,451

              Effect of timing differences relating to
                 allowance for doubtful accounts                     3,215               --        (301,517 )

              Accrued rental income                                 15,044           (6,359 )       (18,829 )

              Rents paid in advance                                 10,527           15,697          (1,772 )

              Other                                                   (235 )             --              --
                                                              -------------    -------------   -------------

              Net income for federal income tax
                 purposes                                      $ 1,421,768      $ 1,244,435      $  411,907
                                                              =============    =============   =============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.), served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP") The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners have not received their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2003, 2002 and 2001.

         The Advisor is also entitled to receive a deferred, subordinated, real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the years ended December 31, 2003 and 2001, the Partnership incurred $62,959 and $21,023, respectively, in deferred, subordinated, real estate disposition fees as a result of the sales of properties. No deferred, subordinated, real estate disposition fees were incurred for the year ended December 31, 2002.

         During  the  years  ended  December  31,  2003,   2002  and  2001,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $123,859, $159,198 and $152,529 for the years ended December 31, 2003, 2002 and 2001, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                       2003              2002
                                                                   --------------    --------------

                  Accounting and administrative services               $  11,193        $   12,798
                  Deferred, subordinated real estate
                    disposition fee                                      248,103           185,144
                                                                   --------------    --------------

                                                                       $ 259,296        $  197,942
                                                                   ==============    ==============

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


  9.     Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than ten percent of rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                      2003            2002           2001
                                    -----------   ------------   ------------

              Shoney's, Inc.         $ 218,202      $ 284,611       $279,529
              Tampa Foods, L.P.        203,771        207,354        203,277

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than ten percent of rental revenues (including the Partnership's share of total rental revenues from the joint ventures and the properties held as tenants-in-common with affiliates of the General Partners), for each of the years ended December 31:

                                                        2003             2002              2001
                                                    --------------   --------------    -------------

                  Wendy's Old Fashioned
                     Hamburger Restaurants             $  349,805       $  329,268        $ 330,682
                  Denny's                                 235,146          241,596          127,024
                  Pizza Hut                               193,002              N/A          212,266
                  Shoney's                                    N/A          237,036          232,325


         The information denoted by N/A indicates that for the period presented, the chain did not represent more than ten percent of the Partnership's rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations of the Partnership.

10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

10.      Selected Quarterly Financial Data - Continued

          2003 Quarter                 First          Second          Third          Fourth            Year
----------------------------------   -----------    -----------    ------------    ------------    --------------

Continuing operations (1):
    Revenues                           $338,499       $336,122        $342,619        $376,721       $ 1,393,961
    Equity in earnings of
      unconsolidated joint
      ventures                           76,633         78,051          74,723          64,713           294,120
    Income from continuing
      operations                        261,573        295,350         301,275         334,907         1,193,105
Discontinued operations (1)(2):
    Revenues                             44,315          9,589           8,415          (6,821  )         55,498
    Income from and gain on
      disposal of discontinued
      operations                        101,115          7,252           6,616              93           115,076

Net income                              362,688        302,602         307,891         335,000         1,308,181

Income per limited partner unit:
    Continuing operations               $  4.36        $  4.92         $  5.02         $  5.59          $  19.89
    Discontinued operations                1.68           0.12            0.11              --              1.91
                                     -----------    -----------    ------------    ------------    --------------
                                        $  6.04        $  5.04         $  5.13         $  5.59          $  21.80
                                     ===========    ===========    ============    ============    ==============

                2002 Quarter                First         Second          Third          Fourth            Year
     -----------------------------------  -----------    ----------     -----------    ------------    --------------

     Continuing operations (1):
         Revenues                           $352,932      $333,331        $363,957       $ 351,739        $1,401,959
         Equity in earnings of
           unconsolidated joint
           ventures                           71,923        80,011          75,218          87,983           315,135
         Income from continuing
           operations                        277,235       279,486         319,477         324,052         1,200,250

     Discontinued operations (1)(2):
         Revenues                             52,970        52,971          54,196          47,428           207,565
         Income (loss) from and gain
           on the disposal of
           discontinued operations            38,169        32,631          32,849        (186,454  )        (82,805  )

     Net income                              315,404       312,117         352,326         137,598         1,117,445
     Income (loss) per limited partner
         unit:
         Continuing operations                $ 4.62        $ 4.66         $  5.32         $  5.40          $  20.00
         Discontinued operations                0.64          0.54            0.55           (3.11  )          (1.38  )
                                          -----------    ----------     -----------    ------------    --------------
                                              $ 5.26        $ 5.20         $  5.87         $  2.29          $  18.62
                                          ===========    ==========     ===========    ============    ==============


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


  10.    Selected Quarterly Financial Data - Continued

         (1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         (2) In December 2002, the Partnership recorded a provision for write-down of assets of $173,000 relating to the property in Maywood, Illinois since the two tenants of this Property were not expected to exercise their option to renew their leases. An additional $36,000 was recorded as a provision for write-down of assets in 2003 in anticipation of the sale of this property. Also, in December 2002, the Partnership recorded a provision for write-down of assets of $37,000 relating to the property in Richmond, Virginia in anticipation of the sale of this property. The provisions represented the difference between the carrying values of the properties and their estimated fair values. Both of these properties were sold during 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff Has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWillimas served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.    Certain Relationships and Related Transactions

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting  and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative     services:
                                       prevailing  rate at which  comparable       $123,859
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $62,959
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates.                         of  one  or  more  Properties,  in an
                                       amount equal to the lesser of (i)
                                       one-half of a competitive real estate
                                       commission, or (ii) three percent of the
                                       sales price of such Property or
                                       Properties. Payment of such fee shall be
                                       made only if affiliates of the General
                                       Partners provide a substantial amount of
                                       services in connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum returns
                                       to the Limited Partners. However, if the
                                       net sales proceeds are reinvested in a
                                       replacement Property, no such real estate
                                       disposition fee will be incurred until
                                       such replacement Property is sold and the
                                       net sales proceeds are distributed.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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


Item 14.   Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                   2003                  2002
                             -------------------     ------------------

     Audit Fees (1)                    $   10,429        $     8,200
     Tax Fees (2)                           6,789              6,727
                               -------------------     ------------------
       Total                           $   17,218        $    14,927
                               ===================     ==================


(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV



Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1. Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 2003 and 2002

          Statements of Income for the years ended December 31, 2003, 2002 and 2001

          Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001

          Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Financial Statements

    2.  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2003 through December 31, 2003.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.


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

             Signature                                    Title                                    Date

     /s/ Robert A. Bourne                 President, Treasurer and Director                March 24, 2004
     ---------------------------          (Principal Financial and Accounting
     Robert A. Bourne                     (Officer)


     /s/ James M. Seneff, Jr.             Chief Executive Officer and Director             March 24, 2004
     ---------------------------          (Principal Executive Officer)
     James M. Seneff, Jr.


                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

                                                            Additions                           Deductions
                                                  ---------------------------------    ------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

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

  2003        Allowance for
                  doubtful
                  accounts (a)          $    --         $    ---        $    3,214 (b)      $    --          $    --      $  3,214
                                  ==============  ===============  ================    =============     ============  ============


(a) Deducted from receivables on the balance sheet.

(b) Reduction of rental and other income.

(c) Amounts written off as uncollectible.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

                                                                         Costs Capitalized
                                                                            Subsequent to          Net Cost Basis at Which
                                                  Initial Cost              Acquisition           arried at Close of Period (c)
                                           -------------------------  --------------------  --------------------------------------
                             Encum-                    Buildings and   Improve-    Carrying              Buildings and
                             brances          Land       Improvements   ments      Costs       Land      Improvements    Total
                            ----------     ------------  -----------  -----------  -------  -----------  ------------  -----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurants:
      Winchester, Indiana       -             $287,769            -     $567,785        -     $287,769      $567,785     $855,554

    Captain D's Restaurants:
      Alexander City, Alabama   -              120,210      279,689            -        -      120,210       279,689      399,899
      Oak Ridge, Tennessee      -              169,951      281,686            -        -      169,951       281,686      451,637

    Checkers Drive-In Restaurant:
      Miami, Florida            -              174,336            -            -        -      174,336             -      174,336

    Chipper's Grill Restaurant:
          Streator, Illinois    -              161,616      650,934            -        -      161,616       650,934      812,550

    Denny's Restaurants:
      Marion, Ohio              -              135,407      334,665            -        -      135,407       334,665      470,072
      Dundee, Michigan          -              251,650            -      372,278        -      251,650       372,278      623,928

    Golden Corral
      Buffet and Grill
          Franklin, Indiana     -              107,560      586,375            -        -      107,560       586,375      693,935

    Green Tea Restaurant:
      Tampa, Floridaa, Florida  -              476,755      368,405            -        -      476,755       368,405      845,160

    Jack in the Box Restaurant:
      San Antonio, Texas        -              352,957            -      368,702        -      352,957       368,702      721,659

    Pizza Hut Restaurants:
      Memphis, Texas            -               26,510      231,874            -        -       26,510       231,874      258,384
      Carthage, Texas           -               40,444      232,823            -        -       40,444       232,823      273,267
      Crystal City, Texas       -                8,826      178,570            -        -        8,826       178,570      187,396
      Sequin, Texas             -               63,708      184,279            -        -       63,708       184,279      247,987
      Washington, D.C.          -              191,737            -            -        -      191,737            (f)     191,737

    Shoney's Restaurants:
      Alexander City, Alabama   -              202,438      428,406            -        -      202,438       428,406      630,844
      Brookhaven, Mississippi   -              312,574      452,601            -        -      312,574       452,601      765,175
      Auburn, Alabama           -              363,432      426,123            -        -      363,432       426,123      789,555

    Taco Bell Restaurant:
      Edgewood, Maryland        -              440,355            -      523,478        -      440,355       523,478      963,833

    Wendy's Old Fashioned
           Hamburger Restaurants:
                Mechanicsville, -irginia       346,627      502,117            -        -      346,627       502,117      848,744
                Tampa, Florida  -              530,457      432,957            -        -      530,457       432,957      963,414
                                           ------------  -----------  -----------  -------  -----------  ------------  -----------

                                            $4,765,319   $5,571,504   $1,832,243        -   $4,765,319    $7,403,747   $12,169,066
                                           ============  ===========  ===========  =======  ===========  ============  ===========
Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

      Pizza Hut Restaurant:
           Washington, D. C.    -                    -     $459,543            -        -            -            (f)          (f)
                                           ============  ===========  ===========  =======  ===========

                                  Life on Which
                                  Depreciation in
               Date                Latest Income
 Accumulated  of Con-    Date       Statement is
 Depreciation struction  Acquired    Computed
 -----------  ---------  -------- ---------------





    $260,263   1988     07/88           (b)


     140,075   1988     12/88           (b)
     141,094   1988     12/88           (b)


          (e)   -       06/94           (e)


     332,698   1988     08/88           (b)


     133,423   1989     10/88           (f)
     188,206   1988     10/88           (b)



     302,963   1988     06/88           (b)


     184,273   1987     12/88           (b)


     182,301   1989     11/88           (b)


     118,190   1985     09/88           (b)
     118,678   1981     09/88           (b)
      91,021   1981     09/88           (b)
      93,932   1974     09/88           (b)
          (d)  1986     01/89           (d)


     214,555   1988     12/88           (b)
     226,711   1988     12/88           (b)
     213,455   1988     12/88           (b)


     259,556   1989     10/88           (b)



     252,456   1988     12/88           (b)
     216,569   1984     12/88           (b)
  -----------

  $3,670,419
  ===========





          (d)  1986     01/89           (d)

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation during 2003, 2002 and 2001 summarized as follows:

                                                                                           Accumulated
                                                                           Cost            Depreciation
                                                                      ----------------   -----------------
         Properties the Partnership has Invested in Under
              Operating Leases:

              Balance, December 31, 2000                                 $ 13,592,277        $  3,369,450
              Dispositions                                                 (1,244,394 )          (464,651 )
              Provisions for write-down of assets                            (178,817 )                --
              Depreciation expense                                                 --             264,137
                                                                      ----------------   -----------------

              Balance, December 31, 2001                                   12,169,066           3,168,936
              Depreciation expense                                                 --             249,961
                                                                      ----------------   -----------------

              Balance, December 31, 2002                                   12,169,066           3,418,897
              Depreciation expense                                                 --             251,522
                                                                      ----------------   -----------------

              Balance, December 31, 2003                                 $ 12,169,066        $  3,670,419
                                                                      ================   =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $12,651,645 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases, therefore, depreciation is not applicable.

(e) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

(f) Effective January 1, 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1999, and depreciated over remaining estimated life of approximately 19 years.

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