Form 10-Q
period 2004-03-31
CNL INCOME FUND IV LTD
filed 2004-05-14
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                       59-2854435
-------------------------------------        -----------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


      450 South Orange Avenue
         Orlando, Florida                                32801
-------------------------------------        -----------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              ----------------------------------


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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            March 31,               December 31,
                                                                              2004                      2003
                                                                        ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                           $   9,868,498             $   9,939,609
Net investment in direct financing leases                                         568,754                   580,803
Real estate held for sale                                                         308,979                   310,543
Investment in joint ventures                                                    1,261,982                 1,270,319
Cash and cash equivalents                                                       1,460,405                 1,367,889
Receivables, less allowance for doubtful accounts                                  20,883                    19,510
    of $3,214 in 2003
Accrued rental income                                                             318,316                   351,714
Other assets                                                                       10,117                    15,048
                                                                        ------------------       -------------------

                                                                            $  13,817,934             $  13,855,435
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $    26,582               $     6,963
Real estate taxes payable                                                          17,365                    19,419
Distributions payable                                                             510,475                   510,475
Due to related parties                                                            273,312                   259,296
Rents paid in advance and deposits                                                 62,328                    62,018
                                                                        ------------------       -------------------
    Total liabilities                                                             890,062                   858,171

Minority interests                                                                618,045                   622,457

Commitment (Note 4)

Partners' capital                                                              12,309,827                12,374,807
                                                                        ------------------       -------------------

                                                                            $  13,817,934             $  13,855,435
                                                                        ==================       ===================



            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME




                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                    2004                 2003
                                                                               ---------------      ---------------
Revenues:
    Rental income from operating leases                                            $  354,143           $  372,736
    Earned income from direct financing leases                                         18,552               20,003
    Contingent rental income                                                           15,727               12,822
    Lease termination income                                                         225,000                   --
    Interest and other income                                                           2,863                1,889
                                                                               ---------------      ---------------
                                                                                      616,285              407,450
                                                                               ---------------      ---------------


Expenses:
    General operating and administrative                                               71,682               65,666
    Property related                                                                    3,913                1,685
    State and other taxes                                                              22,830               22,952
    Depreciation and amortization                                                      71,112               71,652
    Provision for write-down of assets                                                 25,153                   --
                                                                               ---------------      ---------------
                                                                                      194,690              161,955
                                                                               ---------------      ---------------

Income before minority interests and equity in earnings of
    unconsolidated joint ventures                                                     421,595              245,495

Minority interests                                                                    (14,837)             (19,338)

Equity in earnings of unconsolidated joint ventures                                    28,838               27,743
                                                                               ---------------      ---------------

Income from continuing operations                                                     435,596              253,900
                                                                               ---------------      ---------------

Discontinued operations:
    Income from discontinued operations                                                 9,899                1,750
    Gain on disposal of discontinued operations                                            --              107,038
                                                                               ---------------      ---------------

                                                                                        9,899              108,788
                                                                               ---------------      ---------------

Net income                                                                         $  445,495           $  362,688
                                                                               ===============      ===============

Income per limited partner unit:
    Continuing operations                                                           $    7.26            $    4.23
    Discontinued operations                                                              0.16                 1.81
                                                                               ---------------      ---------------

                                                                                    $    7.42            $    6.04
                                                                               ===============      ===============

Weighted average number of limited partner
    units outstanding                                                                  60,000               60,000
                                                                               ===============      ===============


            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                            $    787,351          $    787,351
    Net income                                                                              -                     -
                                                                           -------------------    ------------------
                                                                                      787,351               787,351
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              11,587,456            12,971,175
    Net income                                                                        445,495             1,308,181
    Distributions ($8.51 and $44.87 per
       limited partner unit, respectively)                                           (510,475 )          (2,691,900 )
                                                                           -------------------    ------------------
                                                                                   11,522,476            11,587,456
                                                                           -------------------    ------------------

Total partners' capital                                                         $  12,309,827         $  12,374,807
                                                                           ===================    ==================


            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                               --------------    ---------------




Net cash provided by operating activities                                         $  622,240         $  454,942
                                                                               --------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                          --          1,698,733
                                                                               --------------    ---------------
          Net cash provided by investing activities                                       --          1,698,733
                                                                               --------------    ---------------

Cash flows from financing activities:
    Distributions to limited partners                                               (510,475)          (523,947)
    Distributions to holders of minority interests                                   (19,249)           (25,107)
                                                                               --------------    ---------------
          Net cash used in financing activities                                     (529,724)          (549,054)
                                                                               --------------    ---------------

Net increase in cash and cash equivalents                                             92,516          1,604,621

Cash and cash equivalents at beginning of quarter                                  1,367,889            421,416
                                                                               --------------    ---------------

Cash and cash equivalents at end of quarter                                      $ 1,460,405        $ 2,026,037
                                                                               ==============    ===============

Supplemental schedule of non-cash investing and financing activities:

    Deferred real estate disposition fee incurred and unpaid at
       end of period                                                                $      -         $   52,459
                                                                               ==============    ===============

    Distributions declared and unpaid at end of quarter                           $  510,475        $ 1,160,475
                                                                               ==============    ===============


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 96.10%, interest in Auburn Joint Venture, its 57% interest in Cocoa Joint Venture, its 51% interest in Holland Joint Venture and its 68.87% interest in Kingsville Real Estate Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Discontinued Operations

         During February 2004, the Partnership identified for sale its property in Oak Ridge, Tennessee. As a result, the property was reclassified from real estate properties with operating leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amounts or fair value, less cost to sell.

         The following presents the operating results of the discontinued operations for this property, along with the properties in Portland, Indiana, Richmond, Virginia and Maywood, Illinois that were sold in February, March, and July 2003, respectively.

                                                            Quarter Ended
                                                               March 31,
                                                        2004            2003
                                                     ---------     ------------

          Rental revenues                             $   11,463     $  54,981
          Other income                                        --           135
          Expenses                                        (1,564)      (17,366)
          Provision for the write down of assets              --       (36,000)
                                                     ------------    ----------

          Income from discontinued operations         $    9,899     $   1,750
                                                     =============   ===========


4.       Commitment

         In February 2004, the Partnership entered into an agreement with a third party to sell the property in Oak Ridge, Tennessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2004 and 2003, the Partnership owned 21 and 22 Properties directly, respectively. As of March 31, 2004 and 2003, the Partnership also owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $622,240 and $454,942, during the quarters ended March 31, 2004, and 2003, respectively. The increase in net cash provided by operating activities during the quarter ended March 31, 2004 was a result of changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         At March 31, 2004, the Partnership had $1,460,405 in cash and cash equivalents, as compared to $1,367,889 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at March 31, 2004 after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operating activities and for the quarter ended March 31, 2003, the net proceeds from the sale of the Property in Richmond, Virginia, the Partnership declared distributions to the limited partners of $510,475 and $1,160,475 for the quarters ended March 31, 2004 and 2003, respectively. This represents distributions of $8.51 and $19.34 per unit for the quarters ended March 31, 2004 and 2003, respectively. Distributions for the quarter ended March 31, 2003, included a special distribution of $650,000, as a result of the distribution of net sales proceeds from the 2003 sale of the Property in Richmond, Virginia. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of Properties in previous years, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained and are expected to remain fixed. Due to the sales of Properties, and due to current and anticipated cash from operations, distributions of net cash flow were adjusted in the quarter ended March 31, 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $890,062 at March 31, 2004, as compared to $858,171 at December 31, 2003. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In March 2004, the Partnership entered into an agreement to sell the Property in Oak Ridge, Tennessee. As of May 3, the Partnership had not sold this Property.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $372,695 for the quarter ended March 31, 2004 as compared to $392,739 in the same period in 2003. Rental revenues from continuing operations during the quarter ended March 31, 2004, decreased due to the lease related to a Property in Tampa, Florida being terminated in March 2004. The lost revenues resulting from the lease termination will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. In addition, the decrease was also partially due to the fact that in January 2004, the lease relating to the Property owned by the Kingsville Real Estate Joint Venture, in which the Partnership owns a 68.87% interest and accounts for under the consolidation method, expired. The lost revenues resulting from the lease expiration will continue to have an adverse effect on the results of operations of the Partnership until the joint venture is able to re-lease the Property.

         During the quarters ended March 31, 2004 and 2003, the Partnership earned $15,727 and $12,822, respectively, in contingent rental income from the Partnership's Properties. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         As, described above, the lease relating to a Property in Tampa, Florida was terminated in March 2004. In connection with the terminated lease, the Partnership received approximately $225,000 in lease termination income as consideration for the Partnership releasing the tenant from its obligation under the lease. The Partnership is currently seeking a new tenant for this Property.

         During the quarters ended March 31, 2004 and 2003, the Partnership also earned $28,838 and $27,743, respectively, attributable to net income earned by unconsolidated joint ventures. These amounts remained constant, because there were no changes in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         Operating expenses, including depreciation and amortization and provision for write-down of assets, were $194,690 and $161,955 for the quarters ended March 31, 2004 and 2003, respectively. The increase in operating expenses during 2004, as compared to the same period in 2003, was due to the provision for write-down of assets incurred as a result of the termination of the lease of a Property in Tampa, Florida. The provision represented the difference between the carrying value of the Property and its estimated fair value. The increase was also due to the Partnership incurring additional general operating and administrative expenses, including legal fees.

         In February 2004, the Partnership identified for sale the Property in Oak Ridge, Tennessee. As of May 3, 2004, the Partnership had not sold this Property. The Partnership recognized net rental income (rental revenues less property related expenses) of $9,899 during the quarter ended March 31, 2004, relating to this Property. During 2003, the Partnership sold three Properties, which were classified as discontinued operations in the accompanying financial statements. During the quarter ended March 31, 2003, the Partnership sold the Properties in Portland, Indiana and Richmond, Virginia resulting in an aggregate net gain on disposal of discontinued operations of approximately $107,000. The Partnership sold the Property in Maywood, Illinois during July 2003. The Partnership recognized net rental income (rental revenues less property related expenses and provision for write-down of assets) of $1,750 during the quarter ended March 31, 2003, relating to these four Properties.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.


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

              (b)    Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12 day of May, 2004.


                          CNL INCOME FUND IV, LTD.

                          By:   CNL REALTY CORPORATION
                                General Partner


                                By:     /s/ James M. Seneff, Jr.
                                        ----------------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                By:     /s/ Robert A. Bourne
                                        ----------------------------------------
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)

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