Form 10-Q
period 2004-06-30
CNL INCOME FUND IV LTD
filed 2004-08-12
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                            CNL Income Fund IV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2854435
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS




                                                                           Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                             1

                      Condensed Statements of Income                       2

                      Condensed Statements of Partners' Capital            3

                      Condensed Statements of Cash Flows                   4

                      Notes to Condensed Financial Statements              5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          11

     Item 4.      Controls and Procedures                                  11


Part II.

     Other Information                                                     12-13

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                          June 30,                December 31,
                                                            2004                      2003
                                                     ------------------       -------------------
                      ASSETS

Real estate properties with operating leases, net    $       9,128,383        $        9,257,733
Net investment in direct financing leases                      556,310                   580,803
Real estate held for sale                                           --                 1,078,662
Investment in joint ventures                                 1,253,485                 1,270,319
Cash and cash equivalents                                    2,424,983                 1,367,889
Receivables, less allowance for doubtful accounts
    of $3,214 in 2003                                           18,489                    19,510
Accrued rental income                                          226,434                   265,471
Other assets                                                    18,652                    15,048
                                                     ------------------       -------------------

                                                     $      13,626,736        $       13,855,435
                                                     ==================       ===================

        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                $          20,714        $            6,963
Real estate taxes payable                                       19,162                    19,419
Distributions payable                                          510,475                   510,475
Due to related parties                                         278,266                   259,296
Rents paid in advance and deposits                              51,067                    62,018
                                                     ------------------       -------------------
    Total liabilities                                          879,684                   858,171

Minority interests                                             255,362                   622,457

Partners' capital                                           12,491,690                12,374,807
                                                     ------------------       -------------------

                                                     $      13,626,736        $       13,855,435
                                                     ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                       Quarter Ended                    Six Months Ended
                                                                          June 30,                           June 30,
                                                                   2004              2003             2004             2003
                                                              --------------    --------------   --------------   --------------
Revenues:
    Rental income from operating leases                       $     303,261     $     340,862    $     627,342    $     683,536
    Earned income from direct financing leases                       18,157            19,658           36,709           39,661
    Contingent rental income                                         16,971            11,696           32,698           24,518
    Lease termination income                                             --                --          225,000               --
    Interest and other income                                         3,863             2,261            6,726            3,654
                                                              --------------    --------------   --------------   --------------
                                                                    342,252           374,477          928,475          751,369
                                                              --------------    --------------   --------------   --------------

Expenses:
    General operating and administrative                             69,925            54,321          141,396          119,987
    Property related                                                 14,198             2,110           17,861            3,750
    State and other taxes                                               406                --           23,236           22,952
    Depreciation and amortization                                    64,743            65,148          129,351          130,296
    Provisions for write-down of assets                                  --                --           25,153               --
                                                              --------------    --------------   --------------   --------------
                                                                    149,272           121,579          336,997          276,985
                                                              --------------    --------------   --------------   --------------

Income before minority interests and equity in earnings
    of unconsolidated joint ventures                                192,980           252,898          591,478          474,384

Minority interests                                                   (3,172)           (7,563)          (6,691)         (15,137)

Equity in earnings of unconsolidated joint ventures                  29,207            28,723           58,045           56,466
                                                              --------------    --------------   --------------   --------------

Income from continuing operations                                   219,015           274,058          642,832          515,713
                                                              --------------    --------------   --------------   --------------

Discontinued operations:
    Income from discontinued operations                              30,346            40,048           63,342           65,806
    Gain on disposal of discontinued operations                     768,030                --          768,030          107,039
    Minority interest                                              (325,053)          (11,504)        (336,371)         (23,268)
                                                              --------------    --------------   --------------   --------------
                                                                    473,323            28,544          495,001          149,577
                                                              --------------    --------------   --------------   --------------

Net income                                                    $     692,338     $     302,602    $   1,137,833    $     665,290
                                                              ==============    ==============   ==============   ==============

Income per limited partner unit:
    Continuing operations                                     $        3.65     $        4.57    $       10.71    $        8.60
    Discontinued operations                                            7.89              0.47             8.25             2.49
                                                              --------------    --------------   --------------   --------------
                                                              $       11.54     $        5.04    $       18.96    $       11.09
                                                              ==============    ==============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                                60,000            60,000           60,000           60,000
                                                              ==============    ==============   =====-========   ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                               Six Months Ended         Year Ended
                                                    June 30,           December 31,
                                                      2004                 2003
                                              ------------------    ------------------

General partners:
    Beginning balance                         $         787,351     $         787,351
    Net income                                               --                    --
                                              ------------------    ------------------
                                              $         787,351     $         787,351
                                              ------------------    ------------------

Limited partners:
    Beginning balance                                11,587,456            12,971,175
    Net income                                        1,137,833             1,308,181
    Distributions ($17.02 and $44.87 per
       limited partner unit, respectively)           (1,020,950)           (2,691,900)
                                              ------------------    ------------------
                                                     11,704,339            11,587,456
                                              ------------------    ------------------

Total partners' capital                       $      12,491,690     $      12,374,807
                                              ==================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                June 30,
                                                                         2004              2003
                                                                    --------------    --------------

Net cash provided by operating activities                           $     936,566     $     840,465
                                                                    --------------    --------------

Cash flows from investing activities:
    Proceeds from sale of assets                                        1,851,635         1,698,733
                                                                    --------------    --------------
          Net cash provided by investing activities                     1,851,635         1,698,733
                                                                    --------------    --------------

Cash flows from financing activities:
    Distributions to limited partners                                  (1,020,950)       (1,684,422)
    Distributions to holders of minority interests                       (710,157)          (47,035)
                                                                    --------------    --------------
          Net cash used in financing activities                        (1,731,107)       (1,731,457)
                                                                    --------------    --------------


Net increase in cash and cash equivalents                               1,057,094           807,741

Cash and cash equivalents at beginning of period                        1,367,889           421,416
                                                                    --------------    --------------

Cash and cash equivalents at end of period                          $   2,424,983     $   1,229,157
                                                                    ==============    ==============

Supplemental schedule of non-cash investing and financing activities:

    Deferred real estate disposition fee incurred and unpaid at
       end of period                                                $      13,950     $      52,459
                                                                    ==============    ==============

    Distributions declared and unpaid at end of period              $     510,475     $     510,475
                                                                    ==============    ==============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund IV, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 96.10%, interest in Auburn Joint Venture, its 57% interest in Cocoa Joint Venture, and its 68.87% interest in Kingsville Real Estate Joint Venture using the consolidation method. Prior to the liquidation of Holland Joint Venture, in June 2004, the Partnership accounted for its 51% interest in the joint venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of the entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


3.       Discontinued Operations

         During February 2004, the Partnership identified for sale its property in Oak Ridge, Tennessee. In April 2004, the Partnership sold this property to a third party and received net sales proceeds of approximately $452,000, resulting in a gain on disposal of discontinued operations of approximately $129,100.

         In April 2004, Holland Joint Venture, in which the Partnership owned a 51% interest and accounted for under the consolidation method, entered into an agreement with a third party to sell its property in Holland, Michigan. In June 2004, the joint venture sold this property and received net sales proceeds of approximately $1,399,600, resulting in a gain on disposal of discontinued operations of approximately $638,900. As a result of the sale, the joint venture was dissolved, and approximately $671,200 was paid to the minority interest holder, representing its pro-rata share of the liquidating distribution.

         The following presents the operating results of the discontinued operations for these properties, along with the properties in Portland, Indiana, Richmond, Virginia and Maywood, Illinois that were sold in February, March, and July 2003, respectively.

                                                   Quarter Ended                    Six Months Ended
                                                      June 30,                          June 30,
                                                2004             2003             2004             2003
                                           --------------   --------------   --------------   --------------

              Rental revenues              $      30,346    $      51,316    $      71,871    $     136,989
              Expenses                                --          (11,268)          (8,529)         (35,183)
              Provision for write-down of
                  assets                              --               --               --          (36,000)
                                           --------------   --------------   --------------   --------------
              Income from discontinued
                  operations               $      30,346    $      40,048    $      63,342    $      65,806
                                           ==============   ==============   ==============   ==============


4.       Related Party Transactions

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fee will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2004 and 2003, the Partnership incurred deferred, subordinated real estate disposition fees of $13,950 and $52,459, respectively, as a result of the sale of one and two properties during each period, respectively.

5.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


5.       Subsequent Event - Continued

         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $16.02 million, consisting of approximately $13.40 million in cash and approximately $2.62 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $622,000 consisting of approximately $520,000 in cash and approximately $102,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2004 and 2003, the Partnership owned 20 and 22 Properties directly, respectively. As of June 30, 2004 and 2003, the Partnership also owned six and seven Properties indirectly, respectively, through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $936,566 and $840,465, during the six months ended June 30, 2004, and 2003, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses.

         In April 2004, we sold the Property in Oak Ridge, Tennessee and received net sales proceeds of approximately $452,000, resulting in a gain on disposal of discontinued operations of approximately $129,100. In connection with the sale, we incurred a deferred, subordinated, real estate disposition fee of $13,950. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% preferred return, plus their adjusted capital contributions. We intend to use the sales proceeds to pay liabilities.

         In June 2004, Holland Joint Venture, in which we owned a 51% interest and accounted for under the consolidation method, sold the Property in Holland, Michigan and received net sales proceeds of approximately $1,399,600, resulting in a gain on disposal of discontinued operations of approximately $638,900. As a result of the sale of the Property, the joint venture was dissolved, and $671,200 was paid to the minority interest holder, representing its pro-rata share of the liquidating distribution. We intend to use the remaining sales proceeds to pay liabilities.

         At June 30, 2004, we had $2,424,983 in cash and cash equivalents, as compared to $1,367,889 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase was primarily a result of holding sales proceeds. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, will be used to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operating activities and for the six months ended June 30, 2004 and 2003, the net proceeds from the sales of the Properties in Portland, Indiana and Richmond, Virginia, respectively, we declared distributions to the limited partners of $1,020,950 and $1,670,950 for the six months ended June 30, 2004 and 2003, respectively ($510,475 for each of the quarters ended June 30, 2004 and
2003). This represents distributions of $17.02 and $27.85 per unit for the six months ended June 30, 2004 and 2003, respectively ($8.51 for each applicable quarter). Distributions for the six months ended June 30, 2003, included a special distribution of $650,000, as a result of the distribution of net sales proceeds from the 2003 sale of the Property in Richmond, Virginia. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of Properties in the current year and in previous years, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses have remained and are expected to remain fixed. No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of
calculating   the   limited   partners'   return  on  their   adjusted   capital
contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $879,684 at June 30, 2004, as compared to $858,171 at December 31, 2003. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $664,051 for the six months ended June 30, 2004, as compared to $723,197 in the same period in 2003, of which, $321,418 and $360,520 were earned during the second quarters of 2004 and 2003, respectively. Rental revenues from continuing operations during the six months and quarter ended June 30, 2004, decreased due to the lease related to a Property in Tampa, Florida being terminated in March 2004. The lost revenues resulting from the lease termination will have an adverse effect on our results of operations if we are not able to re-lease the Property in a timely manner. In addition, the decrease was also partially due to the fact that in January 2004, the lease relating to the Property owned by the Kingsville Real Estate Joint Venture, in which we own a 68.87% interest and account for under the consolidation method, expired. The lost revenues resulting from the lease expiration will continue to have an adverse effect on our results of operations until the joint venture is able to re-lease the Property.

         During the six months ended June 30, 2004 and 2003, we earned $32,698 and $24,518, respectively, in contingent rental income from our Properties, of which, $16,971 and $11,696 were earned during the second quarters of 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in reported gross sales of the restaurants with leases that require the payment of contingent rental income.

         As, described above, the lease relating to a Property in Tampa, Florida was terminated in March 2004. In connection with the terminated lease, we received approximately $225,000 in lease termination income as consideration for releasing the tenant from its obligation under the lease. We are currently seeking a new tenant for this Property.

         During the six months ended June 30, 2004 and 2003, we earned $58,045 and $56,466, respectively, attributable to net income earned by unconsolidated joint ventures, of which, $29,207 and $28,723 were earned during the second quarters of 2004 and 2003, respectively. These amounts remained relatively constant, because there were no changes in the leased Property portfolio owned by the unconsolidated joint ventures and tenancies in common.

         Operating expenses, including depreciation and amortization and provision for write-down of assets, were $336,997 and $276,985 for the six months ended June 30, 2004 and 2003, respectively, of which, $149,272 and $121,579 were incurred in the second quarters of 2004 and 2003, respectively. The increase in operating expenses during the six months ended June 30, 2004 was due to the provision for write-down of assets incurred as a result of the termination of the lease of a Property in Tampa, Florida. The provision represented the difference between the carrying value of the Property and its estimated fair value. The increase during the quarter and six months ended June 30, 2004, was also due to incurring additional general operating and administrative expenses, including legal fees. In addition, operating expenses were higher during the quarter and six months ended June 30, 2004 because we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Property in Tampa, Florida. We will continue to incur these expenses until the Property is re-leased.

         We recognized income from discontinued operations (rental revenues less property related expenses and provision for write-down of assets) of $65,806 and $40,048 during the six months and quarter ended June 30, 2003, respectively, relating to the Properties in Portland, Indiana, Richmond, Virginia, Maywood, Illinois, Oak Ridge, Tennessee, and Holland, Michigan. During the six months ended June 30, 2003, we sold the Properties in Portland, Indiana and Richmond Virginia resulting in a net gain on disposal of discontinued operations of approximately $107,000. During this period we also recorded a provision for write-down of assets of $36,000 in connection with the July 2003 sale of the property in Maywood, Illinois. During the six months and quarter ended June 30, 2004, we recognized income from discontinued operations of $63,342 and $30,346, respectively, relating to the Properties in Oak Ridge, Tennessee and Holland, Michigan. In April 2004, we sold the Property in Oak Ridge, Tennessee, to a third party resulting in a gain on disposal of discontinued operations of approximately $129,100. In June 2004, Holland Joint Venture, in which the we owned a 51% interest and accounted for under the consolidation method, sold the property in Holland, Michigan, to a third party resulting in a gain on disposal of discontinued operations of approximately $638,900. The amount of income and gain attributed to the owner of the 49% interest was $336,371 and $23,268 during the six months ended June 30, 2004 and 2003, respectively, of which $325,053 and $11,504 related to the quarters ended June 30, 2004 and 2003, respectively.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, Auburn Joint Venture, Cocoa Joint Venture, and Kingsville Real Estate Joint Venture, all of which were accounted for under the equity method. Prior to its liquidation in June 2004, Holland Joint Venture was also consolidated and accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We have restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties,

Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $16.02 million, consisting of approximately $13.40 million in cash and approximately $2.62 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $622,000 consisting of approximately $520,000 in cash and approximately $102,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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