Form 10-Q
period 2004-09-30
CNL INCOME FUND IV LTD
filed 2004-11-15
CIK 829739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-17549
                     ---------------------------------------


                            CNL Income Fund IV, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-2854435
--------------------------------                --------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


       450 South Orange Avenue
          Orlando, Florida                                    32801
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                          September 30,             December 31,
                                                                              2004                      2003
                                                                        ------------------       -------------------
                             ASSETS

Real estate properties with operating leases, net                       $       9,063,640        $        9,257,733
Net investment in direct financing leases                                         543,459                   580,803
Real estate held for sale                                                              --                 1,078,662
Investment in joint ventures                                                    1,245,035                 1,270,319
Cash and cash equivalents                                                       2,289,321                 1,367,889
Receivables, less allowance for doubtful accounts
    of $3,214 in 2003                                                              12,941                    19,510
Accrued rental income                                                             219,248                   265,471
Other assets                                                                       15,500                    15,048
                                                                        ------------------       -------------------

                                                                        $      13,389,144        $       13,855,435
                                                                        ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                   $          57,102        $            6,963
Real estate taxes payable                                                          25,365                    19,419
Distributions payable                                                             510,475                   510,475
Due to related parties                                                            280,204                   259,296
Rents paid in advance and deposits                                                 76,077                    62,018
                                                                        ------------------       -------------------
    Total liabilities                                                             949,223                   858,171

Minority interests                                                                252,027                   622,457

Partners' capital                                                              12,187,894                12,374,807
                                                                        ------------------       -------------------

                                                                        $      13,389,144        $       13,855,435
                                                                        ==================       ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2004             2003            2004           2003
                                                              -------------    --------------  -------------  -------------
Revenues:
    Rental income from operating leases                       $    312,412     $     340,260   $    939,754   $  1,023,796
    Earned income from direct financing leases                      17,751            19,302         54,460         58,963
    Contingent rental income                                        14,704            18,167         47,402         42,685
    Lease termination income                                            --                --        225,000             --
    Interest and other income                                          114               118          6,840          3,772
                                                              -------------    --------------  -------------  -------------
                                                                   344,981           377,847      1,273,456      1,129,216
                                                              -------------    --------------  -------------  -------------


Expenses:
    General operating and administrative                            85,730            49,719        227,126        169,706
    Property related                                                14,219             4,402         32,080          8,152
    State and other taxes                                               --                --         23,236         22,952
    Depreciation and amortization                                   64,743            65,148        194,094        195,444
    Provision for write-down of assets                                  --                --         25,153             --
                                                              -------------    --------------  -------------  -------------
                                                                   164,692           119,269        501,689        396,254
                                                              -------------    --------------  -------------  -------------

Income before minority interests and equity in earnings
    of unconsolidated joint ventures                               180,289           258,578        771,767        732,962

Minority interests                                                  (2,778)           (7,425)        (9,469)       (22,562)

Equity in earnings of unconsolidated joint ventures                 29,168            28,546         87,213         85,012
                                                              -------------    --------------  -------------  -------------

Income from continuing operations                                  206,679           279,699        849,511        795,412
                                                              -------------    --------------  -------------  -------------

Discontinued operations:
    Income from discontinued operations                                 --            39,616         63,342        105,422
    Gain on disposal of discontinued operations                         --                --        768,030        107,039
    Minority interest                                                   --           (11,424)      (336,371)       (34,692)
                                                              -------------    --------------  -------------  -------------
                                                                        --            28,192        495,001        177,769
                                                              -------------    --------------  -------------  -------------

Net income                                                    $    206,679     $     307,891   $  1,344,512   $    973,181
                                                              =============    ==============  =============  =============

Income per limited partner unit:
    Continuing operations                                     $       3.44     $        4.66   $      14.16   $      13.26
    Discontinued operations                                             --              0.47           8.25           2.96
                                                              -------------    --------------  -------------  -------------
                                                              $       3.44     $        5.13   $      22.41   $      16.22
                                                              =============    ==============  =============  =============

Weighted average number of limited partner
    units outstanding                                               60,000            60,000         60,000         60,000
                                                              =============    ==============  =============  =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                         ---------------------    ------------------

General partners:
    Beginning balance                                                    $            787,351     $         787,351
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                         $            787,351     $         787,351
                                                                         ---------------------    ------------------
Limited partners:
    Beginning balance                                                              11,587,456            12,971,175
    Net income                                                                      1,344,512             1,308,181
    Distributions ($25.52 and $44.87 per
       limited partner unit, respectively)                                         (1,531,425)           (2,691,900)
                                                                         ---------------------    ------------------
                                                                                   11,400,543            11,587,456
                                                                         ---------------------    ------------------

Total partners' capital                                                  $         12,187,894     $      12,374,807
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2004               2003
                                                                               --------------    ---------------

Net cash provided by operating activities                                      $   1,317,487     $    1,245,748
                                                                               --------------    ---------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                   1,851,635          2,044,709
                                                                               --------------    ---------------
          Net cash provided by investing activities                                1,851,635          2,044,709
                                                                               --------------    ---------------

Cash flows from financing activities:
    Distributions to limited partners                                             (1,531,425)        (2,194,897)
    Distributions to holders of minority interests                                  (716,265)           (73,304)
                                                                               --------------    ---------------
          Net cash used in financing activities                                   (2,247,690)        (2,268,201)
                                                                               --------------    ---------------


Net increase in cash and cash equivalents                                            921,432          1,022,256

Cash and cash equivalents at beginning of period                                   1,367,889            421,416
                                                                               --------------    ---------------

Cash and cash equivalents at end of period                                     $   2,289,321     $    1,443,672
                                                                               ==============    ===============

Supplemental schedule of non-cash investing and financing activities:

    Deferred real estate disposition fee incurred and unpaid at
       end of period                                                           $      13,950     $       62,959
                                                                               ==============    ===============

    Distributions declared and unpaid at end of period                         $     510,475     $      510,475
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In April 2004, Holland Joint Venture, in which the Partnership owned a 51% interest and accounted for under the consolidation method, entered into an agreement with a third party to sell its property in Holland, Michigan. In June 2004, the joint venture sold this property and received net sales proceeds of approximately $1,399,600, resulting in a gain on disposal of discontinued operations of approximately

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

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

                                                   Quarter Ended                    Nine Months Ended
                                                   September 30,                      September 30,
                                               2004             2003             2004             2003
                                           --------------   --------------   --------------  ----------------

             Rental revenues               $          --    $      50,139    $      71,871   $       187,128
             Expenses                                 --          (10,523)          (8,529)          (45,706)
             Provision for
                   write-down of assets               --               --               --           (36,000)
                                           --------------   --------------   --------------  ----------------
             Income from
                   discontinued operations $          --    $      39,616    $      63,342   $       105,422
                                           ==============   ==============   ==============  ================


3.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                    --------------    --------------

                Shoney's, Inc.                                      $      168,742    $      161,961
                Denny's, Inc.                                              159,564               N/A
                Tampa Food, LP                                                 N/A           154,259

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the consolidated joint ventures and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                    --------------    --------------

                Wendy's                                             $      189,306    $      264,583
                Denny's                                                    161,405           226,685
                Pizza Hut                                                  122,895               N/A
                Shoney's                                                       N/A           161,961

                            CNL INCOME FUND IV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


3.       Concentration of Credit Risk - Continued

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants, the chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the properties have some geographical diversity in the United States and the lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

4.       Related Party Transactions

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fee will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2004 and 2003, the Partnership incurred deferred, subordinated real estate disposition fees of $13,950 and $62,959, respectively, as a result of the sale of one and three properties during each period, respectively.

5.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $16.02 million, consisting of approximately $13.40 million in cash and approximately $2.62 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $622,000 consisting of approximately $520,000 in cash and approximately $102,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund IV, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on November 18, 1987, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2004 and 2003, the Partnership owned 20 and 21 Properties directly, respectively. As of September 30, 2004 and 2003, the Partnership also owned six and seven Properties indirectly, respectively, through joint venture or tenancy in common arrangements.

Merger Transaction

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

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $16.02 million, consisting of approximately $13.40 million in cash and approximately $2.62 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $622,000 consisting of approximately $520,000 in cash and approximately $102,000 in preferred stock.

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

Capital Resources

         Net  cash  provided  by  operating   activities   was   $1,317,487  and
$1,245,748, during the nine months ended September 30, 2004, and 2003, respectively.

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

         At September 30, 2004, we had $2,289,321 in cash and cash equivalents, as compared to $1,367,889 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase was primarily a result of holding sales proceeds. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, will be used to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operating activities and for the nine months ended September 30, 2004 and 2003, the net proceeds from the sales of the Properties in Portland, Indiana and Richmond, Virginia, respectively, we declared distributions to the limited partners of $1,531,425 and $2,181,425 for the nine months ended September 30, 2004 and 2003, respectively ($510,475 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $25.52 and $36.36 per unit for the nine months ended September 30, 2004 and 2003, respectively ($8.51 for each applicable quarter). Distributions for the nine months ended September 30, 2003, included a special distribution of $650,000 as a result of the distribution of net sales proceeds from the 2003 sale of the Property in Richmond, Virginia. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied towards the limited partners' unpaid preferred return. As a result of the sales of Properties in the current year and in previous years, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses have remained and are expected to remain fixed. No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $949,223 at September 30, 2004, as compared to $858,171 at December 31, 2003. The increase in total liabilities was primarily due to increases in accounts payable and accrued expenses, amounts due to related parties and rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $994,214 for the nine months ended September 30, 2004, as compared to $1,082,759 for the same period in 2003, of which, $330,163 and $359,562 were earned during the third quarters of 2004 and 2003, respectively. Rental revenues from continuing operations during the nine months and quarter ended September 30, 2004, decreased due to the lease related to a Property in Tampa, Florida being terminated in March 2004. The lost revenues resulting from the lease termination will continue to have an adverse effect on our results of operations until we are able to re-lease the Property. In addition, the decrease was also partially due to the fact that in January 2004, the lease relating to the Property owned by the Kingsville Real Estate Joint Venture, in which we own a 68.87% interest and account for under the consolidation method, expired. The lost revenues resulting from the lease expiration will continue to have an adverse effect on our results of operations until the joint venture is able to re-lease the Property.

         During the nine months ended September 30, 2004 and 2003, we earned $47,402 and $42,685, respectively, in contingent rental income from our Properties, of which $14,704 and $18,167 were earned during the third quarters of 2004 and 2003, respectively.

         As, described above, the lease relating to a Property in Tampa, Florida was terminated in March 2004. In connection with the terminated lease, we received approximately $225,000 in lease termination income as consideration for releasing the tenant from its obligation under the lease. We are currently seeking a new tenant for this Property.

         During the nine months ended September 30, 2004 and 2003, we earned $87,213 and $85,012, respectively, attributable to net income earned by unconsolidated joint ventures, of which $29,168 and $28,546 were earned during the third quarters of 2004 and 2003, respectively. These amounts remained relatively constant, because there were no changes in the leased Property portfolio owned by the unconsolidated joint ventures and tenancies in common.

         During the nine months ended September 30, 2004, two lessees, Shoney's, Inc. and Denny's, Inc., each contributed more than 10% of our total rental revenues (including total rental revenues from consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that based on the minimum rental payments required by the leases, these lessees will each continue to contribute more than 10% of our total rental revenues. In addition, during the nine months ended September 30, 2004, three restaurant chains, Denny's, Pizza Hut and Wendy's, each accounted for more than 10% of our total rental revenues (including total revenues from consolidated joint ventures and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that these restaurant chains will each continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization and provision for write-down of assets, were $501,689 and $396,254 for the nine months ended September 30, 2004 and 2003, respectively, of which, $164,692 and $119,269 were incurred in the third quarters of 2004 and 2003, respectively. The increase in operating expenses during the nine months ended September 30, 2004 was due to the provision for write-down of assets incurred as a result of the termination of the lease of a Property in Tampa, Florida. The provision represented the difference between the carrying value of the Property and its estimated fair value. The increase during the quarter and nine months ended September 30, 2004, was also due to incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above. In addition, operating expenses were higher during the quarter and nine months ended September 30, 2004 because we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties in Tampa, Florida and Kingsville, Texas. We will continue to incur these expenses until the Properties are re-leased.

         We recognized income from discontinued operations (rental revenues less property related expenses and provision for write-down of assets) of $105,422 and $39,616 during the nine months and quarter ended September 30, 2003, respectively, relating to the Properties in Portland, Indiana; Richmond, Virginia; Maywood, Illinois; Oak Ridge, Tennessee; and Holland, Michigan. During the nine months ended September 30, 2003, we sold the Properties in Portland, Indiana; Richmond, Virginia; and Maywood, Illinois, resulting in a net gain on disposal of discontinued operations of approximately $107,000. During this period we also recorded a provision for write-down of assets of $36,000 related to the property in Maywood, Illinois. During the nine months ended September 30, 2004, we recognized income from discontinued operations of $63,342, relating to the Properties in Oak Ridge, Tennessee and Holland, Michigan. In April 2004, we sold the Property in Oak Ridge, Tennessee, to a third party resulting in a gain on disposal of discontinued operations of approximately $129,100. In June 2004, Holland Joint Venture, in which the we owned a 51% interest and accounted for under the consolidation method, sold the property in Holland, Michigan, to a third party resulting in a gain on disposal of discontinued operations of approximately $638,900. The amount of income and gain attributed to the owner of the 49% interest was $336,371 and $34,692 during the nine months ended September 30, 2004 and 2003, respectively, of which $11,424 related to the quarter ended September 30, 2003.

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

                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings.   Inapplicable.
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------
         Inapplicable.

Item 3.  Defaults upon Senior Securities.  Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders. Inapplicable.
         ---------------------------------------------------

Item 5.  Other Information.  Inapplicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition IV, LLC, and CNL Income Fund IV, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND IV, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           ------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           ------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                 Exhibits

                 2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition IV, LLC, and CNL Income Fund IV, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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